Form 10-K405
period 1999-12-31
MIDAMERICAN FUNDING LLC
filed 2000-03-30
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1999
                                            -----------------

Commission     Registrant's Name, State of Incorporation,      IRS Employer
File Number              Address and Telephone Number       Identification No.
-----------              ----------------------------       ------------------

333-90553                 MIDAMERICAN FUNDING, LLC              47-0819200
                              (AN IOWA CORPORATION)
                            666 GRAND AVE. PO BOX 657
                             DES MOINES, IOWA 50303
                                  515-242-4300

Securities registered pursuant to Section 12(b) of the Act:  None



Securities registered pursuant to Section 12(g) of the Act:

                  5.85% Senior Secured Exchange Notes due 2001
                  6.339% Senior Secured Exchange Notes due 2009
                  6.927% Senior Secured Exchange Bonds due 2029

                               Title of each Class
________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of March 20, 2000.

MidAmerican Funding, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

                            MIDAMERICAN FUNDING, LLC
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     Part I                               Page
                                     ------                               ----

Item 1   Business

             General Overview.............................................   3
             Financial Information About Industry Segments................   4
             Description of Business......................................   4
               Business of MidAmerican Funding and MHC....................   4
               Business of MidAmerican Energy.............................   5
               Regulated Electric Operations .............................   7
               Regulated Natural Gas Operations...........................  10
               Nonregulated Operations....................................  11
               Regulation.................................................  12
               Business of MidAmerican Capital............................  16
               Business of Midwest Capital................................  18
Item 2   Properties.......................................................  18
Item 3   Legal Proceedings................................................  20
Item 4   Submission of Matters to a Vote of Security Holders..............  21

                                   Part II

Item 5   Market for the Registrant's Common Equity and
             Related Stockholder Matters..................................  22
Item 6   Selected Financial Data..........................................  22
Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  22
Item 8   Financial Statements and Supplementary Data......................  22
Item 9   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................  22

                                  Part III

Item 10  Directors and Executive Officers of the Registrant...............  23
Item 11  Executive Compensation...........................................  25
Item 12  Security Ownership of Certain Beneficial Owners
             and Management...............................................  25
Item 13  Certain Relationships and Related Transactions...................  25

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  26
Signatures ...............................................................  91
Exhibits Index............................................................  92

                                     PART I

ITEM 1. BUSINESS
----------------

(A)  GENERAL OVERVIEW

     MidAmerican Funding, LLC is an Iowa limited liability company that was formed in March 1999. MidAmerican Funding is a direct wholly owned subsidiary of MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding  common  stock of MHC Inc.,  formerly  known as  MidAmerican  Energy
Holdings Company, which owns all of the common stock of MidAmerican Energy Company, MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

     On March 12, 1999, MidAmerican Funding acquired MHC. As a part of this transaction, the former CalEnergy, a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

     On March 14, 2000, an investor group including Berkshire Hathaway Inc., Walter Scott, Jr., David L. Sokol and Gregory E. Abel completed its acquisition of MidAmerican Energy Holdings in accordance with a previously disclosed agreement and plan of merger, dated October 24, 1999, among MidAmerican Energy Holdings, Teton Formation L.L.C. and Teton Acquisition Corp. Mr. Scott is an Omaha, Nebraska businessman and a director of MidAmerican Energy Holdings, Mr. Sokol is Chairman and Chief Executive Officer of MidAmerican Energy Holdings and Mr. Abel is Chief Operating Officer of MidAmerican Energy Holdings. In accordance with the merger agreement, Teton Acquisition was merged with and into MidAmerican Energy Holdings, maintaining the name MidAmerican Energy Holdings Company. With the completion of the transaction, MidAmerican Energy Holdings is now a privately owned company with publicly traded fixed-income securities.

     MidAmerican Energy Holdings' real estate brokerage and related services were conducted through MHC's subsidiary, MidAmerican Realty Services. In October 1999, MidAmerican Realty, was dividended from MHC and MidAmerican Funding to MidAmerican Energy Holdings.

     MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MidAmerican Energy was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. and Midwest Power Systems Inc. On December 1, 1996, MidAmerican Energy became, through a corporate reorganization, a wholly owned subsidiary of MHC Inc. MidAmerican Capital and Midwest Capital then became direct subsidiaries of MHC.

CHANGES IN THE UTILITY INDUSTRY AND MIDAMERICAN ENERGY

     The electric utility industry continues to undergo regulatory change. Traditionally, prices charged by electric utility companies have been regulated by federal and state commissions and have been based on cost of service. In recent years, changes have been occurring that move the electric utility industry toward a more competitive, market-based pricing environment. These changes will have a significant impact on the way MidAmerican Energy does business. Refer to the discussions under "Industry Evolution" and "Legislative and Regulatory Evolution" in the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14 of this Form 10-K.

     A substantial majority of MidAmerican Energy's business still operates in a rate-regulated environment and, accordingly, many decisions for obtaining and using resources are evaluated from an electric and gas regulated business perspective. MidAmerican Energy also manages its operations as four distinct business units: generation, transmission, energy distribution and retail. It is under this framework that MidAmerican Energy believes it can best prepare for, and succeed in, the energy business of the future. With these four business units, MidAmerican Energy is better able to focus on the specific needs and anticipated risks and opportunities of its major businesses. Certain administrative functions are handled by a corporate services group which supports all of the business units.

     Although specific functions may be moved between business units as future circumstances warrant, the main focus of each business unit has been established. Presently, significant functions of the generation business unit include the production of electricity, the purchase of electricity and natural gas, and the sale of wholesale electricity and natural gas. The transmission business unit coordinates all activities related to MidAmerican Energy's electric transmission facilities, including monitoring access to and assuring the reliability of the transmission system. The energy distribution business unit distributes electricity and natural gas to end-users and conducts related activities. Retail includes marketing, customer service and related functions for core and complementary products and services.

     MidAmerican Energy expects that, as the industry moves toward competition, generation and retail functions will not be rate-regulated. Energy distribution and transmission functions, though not unaffected by industry changes, are expected to remain rate-regulated by state and federal commissions.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information on MidAmerican Funding's electric and gas segments of business is included under the Note titled "Segment Information" in Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

(C)  DESCRIPTION OF BUSINESS

                     BUSINESS OF MIDAMERICAN FUNDING AND MHC
                     ---------------------------------------

     MidAmerican Funding conducts no business other than activities related to the issuance of its debt securities and the ownership of MHC.

     MHC conducts no business other than the ownership of its subsidiaries. MHC's interests include 100% of the common stock of MidAmerican Energy, MidAmerican Capital, Midwest Capital and MidAmerican Services. MidAmerican Energy is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. It accounts for the predominant part of MHC's assets and earnings. MidAmerican Capital manages marketable securities and passive investment activities, security services and other energy-related, nonregulated activities. Midwest Capital functions as a regional business development company in MidAmerican Energy's service territory. MidAmerican Services provides comprehensive energy services to utilities and other companies. Prior to 1999, MidAmerican Services was a subsidiary of MidAmerican Capital.

     For the year ended December 31, 1999, 96.3% of MidAmerican Funding's operating revenues were from MidAmerican Energy, 3.5% were from MidAmerican Capital and 0.2% were from Midwest Capital.

     MidAmerican Funding and its subsidiaries had 3,889 full-time employees as of December 31, 1999.

                         BUSINESS OF MIDAMERICAN ENERGY
                         ------------------------------

     MidAmerican Energy is the largest energy company headquartered in Iowa, with assets and 1999 revenues totaling $3.6 billion and $1.8 billion, respectively. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa, the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 1999, MidAmerican Energy had 663,500 retail electric customers and 638,000 retail natural gas customers.

     In addition to retail sales, MidAmerican Energy delivers electric energy to other utilities, marketers and municipalities who distribute it to end-use customers. These sales are referred to as sales for resale or off-system sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

         MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

         MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 5% of its total 1999 electric operating revenues or 3% of its total 1999 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

         MidAmerican  Energy  also  conducts a number of  nonregulated  business
activities,   including  natural  gas  marketing.  Refer  to  the  "Nonregulated
Operations" section later in Part I for further discussion.

         For the year ended December 31, 1999, MidAmerican Energy derived approximately 66% of its gross operating revenues from its regulated electric business, 25% from its regulated gas business and 9% from its nonregulated business activities. For 1998 and 1997, the corresponding percentages were 69% electric, 25% gas and 6% nonregulated; and 65% electric, 31% gas and 4% nonregulated, respectively.

     Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail electric sales are shown below:

                                           Total Electric Sales
                                             By Customer Class

                                      1999         1998          1997
                                      ----         ----          ----
Residential                           21.0%        22.2%        20.9%
Small General Service                 16.7         17.5         16.5
Large General Service                 26.9         28.1         27.4
Other                                  4.5          4.4          4.4
Sales for Resale                      30.9         27.8         30.8
                                     -----        -----       ------

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                           Retail Electric Sales
                                                 By State

                                      1999         1998          1997
                                      ----         ----          ----
Iowa                                  88.9%        88.4%        88.6%
Illinois                              10.4         10.9         10.7
South Dakota                           0.7          0.7          0.7
                                     -----        -----      -------

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     In Illinois beginning October 1, 1999, larger non-residential customers and 33% of the remaining non-residential customers were allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

     Historical regulated gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

                                         Total Regulated Gas Sales
                                             By Customer Class

                                      1999         1998          1997
                                      ----         ----          ----
Residential                           62.0%        59.9%        60.8%
Small General Service                 31.4         32.1         33.1
Large General Service                  3.9          3.7          4.2
Other                                  2.7          4.3          1.9
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                             Retail Gas Sales
                                                 By State

                                      1999         1998          1997
                                      ----         ----          ----
Iowa                                  78.8%        79.0%        79.1%
Illinois                              10.3         10.2         10.4
South Dakota                          10.1         10.1          9.8
Nebraska                               0.8          0.7          0.7
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     There are seasonal variations in MidAmerican Energy's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 1999, 39% of MidAmerican Energy's electric revenues were reported in the months of June, July, August and September, and 55% of MidAmerican Energy's gas revenues were reported in the months of January, February, March and December.

     At December 31, 1999, MidAmerican Energy had 3,690 full-time employees of which 1,710 were covered by union contracts. MidAmerican Energy has eight separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. The contracts covering most union employees are as follows:

                                  Employee         Contract
     Union         Local           Members         Expiration Date
     -----         -----          --------         ---------------
     IBEW            109             480              3/01/2000
     IBEW            499           1,140              3/01/2000

     The Local 499 members numbered above are covered under three separate contracts based on the location of the Local 499 of which they are a member. Negotiations for new contracts are in progress, and union members continue to work under the terms of the expired contracts for a 90-day period.

REGULATED ELECTRIC OPERATIONS

     The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In July 1999, MidAmerican Energy recorded an hourly peak demand of 3,833 MW, which was 190 MW more than MidAmerican Energy's previous record hourly peak of 3,643 MW set in 1998.

     MidAmerican Energy's accredited net generating capability in the summer of 1999 was 4,466 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system, net of the effect of capacity purchases and sales, and consists of MidAmerican Energy-owned generation and generation under a long-term power purchase contract. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2, Properties, for detail of the accredited net generating capability for the summer of 1999.

     MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. The

Power Pool is a voluntary association of electric utilities doing business in Iowa, Minnesota, Nebraska and North Dakota and portions of Illinois, Montana, South Dakota and Wisconsin and the Canadian provinces of Saskatchewan and Manitoba. Its membership also includes power marketers, regulatory agencies and independent power producers. The Power Pool facilitates operation of the transmission system, serves as a power and energy market clearing house and is responsible for the safety and reliability of the bulk electric system.

     Each Power Pool participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by the Power Pool. MidAmerican Energy's reserve margin for 1999 was approximately 16.5%.

     MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems. As energy markets open to competition, MidAmerican Energy believes its interconnections and central location will provide valuable opportunities to serve other markets. Refer to Item 2, Properties, for detail of transmission lines.

Fuel Supply for Electric Operations
-----------------------------------

     MidAmerican Energy's sources of fuel for electric generation were as follows for the periods shown:

                                   Year Ended December 31,
                                 1999         1998         1997
                                 -----        -----        -----

     Coal                         70.9%        79.2%        76.3%
     Nuclear*                     28.2         19.5         23.0
     Gas                           0.7          1.1          0.6
     Oil/Hydro                     0.2          0.2          0.1
                                 -----        -----        -----
       Total                     100.0%       100.0%       100.0%
                                 =====        =====        =====

     *Nuclear includes generation purchased through a long-term power purchase agreement with Nebraska Public Power District. Refer to Item 2, Properties, for detail of generating facilities.

     Prior to July 1997, MidAmerican Energy was allowed to recover its energy costs from most of its electric utility customers through energy adjustment clauses. Beginning in July 1997, the Iowa energy adjustment clause was eliminated as part of the Iowa pricing plan approved by the Iowa Utilities Board. Accordingly, fluctuations in energy costs now may affect MidAmerican Energy's earnings.

     All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna Basin mines. The use of low-sulfur western coal enables MidAmerican Energy to comply with the acid rain provisions of the Clean Air Act Amendments of 1990 without having to install additional costly emissions control equipment at its generating stations. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are and will continue to be satisfactory. Additional information regarding MidAmerican Energy's coal supply contracts is included in Note (4)(g) of Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

     MidAmerican Energy uses both Union Pacific Railroad and Burlington Northern and Santa Fe Railway as originating carriers of its coal supply. Coal is delivered directly to Neal Energy Center by Union Pacific and to Council Bluffs Energy Center by Union Pacific and Burlington Northern. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by Burlington Northern for transportation to its destination by the I&M Rail Link. Competitive rail access is available to the Council Bluffs Energy Center and to interchange points for deliveries to Louisa and Riverside Energy Centers. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     MidAmerican Energy uses natural gas and oil as fuel for peak demand electric generation, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

     MidAmerican Energy is a 25% joint owner of Quad Cities Nuclear Power Station. Approximately one-third of the fuel in the core at the Quad Cities Station units is replaced every 24 months. One unit had a refueling outage in January 2000, and a refueling outage is scheduled for October 2000 at the other unit.

     MidAmerican Energy has been advised by Commonwealth Edison, the joint owner and operator of Quad Cities Station, that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2001 can be met under existing supplies or commitments. ComEd foresees no problem in obtaining the remaining requirements now or obtaining future requirements. ComEd further advises that all enrichment requirements have been contracted through 2003. Commitments for fuel fabrication have been obtained at least through 2005. ComEd does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     MidAmerican Energy purchases one-half of the power and energy of Cooper Nuclear Station through a long-term power purchase contract with Nebraska Public Power District. Approximately 30% of the fuel in the core at Cooper must be replaced every 18 months. A refueling outage began in March 2000. Nebraska Public Power District has informed MidAmerican Energy that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. ComEd and Nebraska Public Power District, as required by the Nuclear Waste Act, each signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. The Nebraska Public Power District has informed MidAmerican Energy that there is on-site storage capability at Cooper sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. ComEd has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2006. Meeting spent nuclear fuel storage requirements at Quad Cities Station beyond such time could require modifications to the spent fuel storage pools or new and separate storage facilities. For Quad Cities Station, ComEd has informed

MidAmerican Energy that they plan to develop interim spent fuel storage installation at Quad Cities Station to store additional spent nuclear fuel in dry casks.

     REGULATED NATURAL GAS OPERATIONS

     MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for utility and end-use customers in the Midwest. MidAmerican Energy purchases natural gas from various suppliers, transports it from the production area to MidAmerican Energy's service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and distributes it to customers through MidAmerican Energy's distribution system.

     MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 1999, approximately 43% of total gas delivered on MidAmerican Energy's system was under gas transportation service.

Fuel Supply and Capacity
------------------------

     MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

     MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas, Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. Firm capacity in excess of
MidAmerican Energy's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past Iowa Utilities Board rulings have allowed MidAmerican Energy to retain 30% of Iowa margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

     MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the Iowa Utilities Board approved MidAmerican Energy's Incentive Gas Supply Procurement Program for a three-year test period which expired in November 1998. On May 28, 1999, the Iowa Utilities Board approved a settlement that continues the program through October 31, 2000. Under the program as amended, MidAmerican Energy is required to file with the Iowa Utilities Board every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or cost with customers. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared in savings for its natural gas customers.

     MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

     On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12%
transportation service of customer-owned gas. MidAmerican Energy's 1999/2000 winter heating season peak-day delivery of 931,518 MMBtus was reached on December 20, 1999. This peak-day delivery included approximately 74% traditional sales service and 26% transportation service.

     The supply sources utilized by MidAmerican Energy to meet its 1999/2000 peak-day deliveries to its sales service customers were:

                                                 Thousands       Percent
                                                    of             of
                                                   MMBtus         Total
                                                   ------        -------

     Leased Storage and Peak Shaving Plants         303.1          43.1%
     Firm Supply                                    400.3          56.9
                                                    -----         -----
     Total                                          703.4         100.0%
                                                    =====         =====

     MidAmerican Energy has strategically built multiple pipeline interconnections into several of its larger communities. MidAmerican Energy operates interconnects with Northern Natural Gas, Natural Gas Pipeline, Northern Border, and ANR Pipeline Company into the Quad Cities; with Northern Natural Gas, Natural Gas Pipeline, and Northern Border into Cedar Rapids/Iowa City; and with Northern Natural Gas and Natural Gas Pipeline into Des Moines. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity in those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various pipeline supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy's system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

     MidAmerican Energy does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

NONREGULATED OPERATIONS

     MidAmerican Energy's nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services. A majority of MidAmerican Energy's nonregulated revenue is generated by its nonregulated natural gas marketing services. MidAmerican Energy purchases gas from producers and third party marketers and sells it to wholesalers and end-users. Beginning in May 1998, contracts previously serviced by a nonregulated subsidiary of MHC were renewed as MidAmerican Energy contracts, creating a significant increase in these operations at MidAmerican Energy. In addition, MidAmerican Energy manages gas supplies for a number of small commercial end-users and sells these customers gas to meet their supply requirements. Sales volumes for these nonregulated gas marketing services totaled 58 million MMBtus, 39 million MMBtus and 21 million MMBtus for 1999, 1998 and 1997, respectively.

     MidAmerican Energy's nonregulated revenues for 1999 reflect revenues from its market access service project, which began in the third quarter of 1999. The pilot project allows Iowa customers with at least 4 MW of load that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, continue to be reflected in regulated electric revenues.

     Nonregulated revenues of MidAmerican Energy also include awards received for successful performance under its Incentive Gas Supply Procurement Plan discussed in the "Regulated Natural Gas Operations" section.

REGULATION

General Utility Regulation
--------------------------

     MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the Federal Energy Regulatory
Commission in regard to numerous activities, including the issuance of securities, accounting policies and practices, sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

     MidAmerican Energy is regulated by the Illinois Commerce Commission as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, accounts, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is regulated by the Iowa Utilities Board as to retail rates, services, accounts, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is also subject to regulation by the South Dakota Public Utility Commission as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation
---------------

     Under Iowa law, temporary collection of higher rates can begin, subject to refund, 90 days after filing with the Iowa Utilities Board for that portion of such higher rates approved by the Iowa Utilities Board based on prior ratemaking principles and a rate of return on common equity previously approved. If the Iowa Utilities Board has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten-month limitation provide for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. MidAmerican Energy's cost of gas is reflected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

     South Dakota law authorizes its Public Utility Commission to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

     Under Illinois law, new rates may become effective 45 days after filing with the Illinois Commerce Commission, or on such earlier date as the Illinois Commerce Commission may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. Under Illinois electric tariffs, MidAmerican Energy's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than capacity and margins on interchange sales) with other utilities. MidAmerican Energy's cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

     In December 1997, Illinois enacted a new law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the Illinois Commerce Commission and transitions portions of the traditional electric services to a competitive environment. In general, the new law limits the Illinois Commerce Commission's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's regulatory asset cost recovery. Electric rates are frozen, subject to certain exceptions, until 2005.

     Refer to the information under the caption "Legislative and Regulatory Evolution" in the "Operating Activities and Other Matters" section of MD&A in
Part IV, Item 14 of this Form 10-K for additional discussion of matters affecting utility regulation.

     Iowa law requires electric and gas utilities to spend a portion of their annual Iowa jurisdictional revenues on energy efficiency programs. Utilities are allowed to recover the cost of energy efficiency programs from their customers, subject to Iowa Utilities Board review. MidAmerican Energy is recovering its historical energy efficiency program costs, which were deferred until recovery in accordance with prior energy efficiency regulations. MidAmerican Energy is also recovering the current costs of its ongoing energy efficiency programs. Refer to the discussion under "Energy Efficiency" in the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14 of this Form 10-K.

Nuclear Regulation
------------------

     MidAmerican Energy is subject to the jurisdiction of the Nuclear Regulatory Commission with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. ComEd is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary Nuclear Regulatory Commission licenses and authorizations.

     Under the terms of a long-term power purchase contract with Nebraska Public Power District, or NPPD, MidAmerican Energy has contracted to purchase through September 21, 2004, one-half of the power and energy from Cooper, which is located near Brownville, Nebraska. MidAmerican Energy pays for one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of fuel costs (including the Department of Energy disposal fee) based upon energy delivered. MidAmerican Energy is not subject to the jurisdiction of the Nuclear Regulatory Commission with respect to Cooper and the long-term power purchase contract with Nebraska Public Power District. Nebraska Public Power District, as the sole owner, licensee and operator of Cooper, is thereby the only entity subject to the jurisdiction of the Nuclear Regulatory Commission with respect to Cooper. Under the terms of the long-term power purchase contract, Nebraska Public Power District is required to assure that Cooper is in compliance with all of the Nuclear Regulatory Commission regulations.

     The Nuclear Regulatory Commission's regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The Nuclear Regulatory Commission review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The Nuclear Regulatory Commission may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

     Federal regulations provide that any nuclear operating facility may be required to cease operation if the Nuclear Regulatory Commission determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. ComEd and Nebraska Public Power District have advised MidAmerican Energy that emergency preparedness plans for Quad Cities Station and Cooper, respectively, have been approved by the Nuclear Regulatory Commission. ComEd and Nebraska Public Power District have also advised MidAmerican Energy that state and local plans relating to Quad Cities Station and Cooper, respectively, have been approved by the Federal Emergency Management Agency.

     On May 3, 1999, the Nuclear Regulatory Commission advised ComEd that it had classified Quad Cities Station in its Routine Oversight category for nuclear power plants, which is the best of the Nuclear Regulatory Commission's three new categories, removing the station from the Trending (adversely) Letter status initiated in January 1998. During 1999, the station's capacity factor based on maximum dependable capacity was in excess of 96.0% compared to 51.7% for 1998. The lower capacity factor in 1998 reflects the extended outages at both of the Quad Cities Station units during the first five months of 1998.

     The Nuclear Regulatory Commission also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In response to these regulations, MidAmerican Energy submitted a report to the Nuclear Regulatory Commission in July 1990 indicating that it will provide "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of Quad Cities Station. Nebraska Public Power District has advised MidAmerican Energy that a report addressing decommissioning funding for Cooper has been submitted and approved by the Nuclear Regulatory Commission.

     MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Nebraska Public Power District maintains an internal account and an external trust for decommissioning funds associated with Cooper. MidAmerican Energy makes contributions to Nebraska Public Power District related to decommissioning and reflects those contributions in MidAmerican Energy's power purchase costs. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station and Cooper. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, such costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 1999 was $21.7 million. Refer to "Cooper Litigation" under "Legal Proceedings" in Part I, Item 3 of this form 10-K for discussion of a proceeding related to the Cooper power purchase agreement.

Environmental Regulations
-------------------------

     MidAmerican Energy is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, land use aesthetics and atomic radiation.

     State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of MidAmerican Energy's existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing MidAmerican Energy's cost of waste disposal and (vi) reducing the reliability of service provided by MidAmerican Energy and the amount of energy available from MidAmerican Energy's facilities. Any of such items could have a substantial impact on amounts required to be expended by MidAmerican Energy in the future.

     Air Quality -

     The Clean Air Act Amendments of 1990 were signed into law in November 1990. Essentially all utility generating units are subject to the provisions of those amendments which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 65% of MidAmerican Energy's electric generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the Clear Air Act Amendments of 1990 through 2007. Title IV, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     Refer to the discussion under the caption "Environmental Matters" in the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14, of this Form 10-K for additional information regarding air quality regulation.

     Water Quality -

     Under the Federal Water Pollution Control Act Amendments of 1972, as amended, MidAmerican Energy is required to obtain National Pollutant Discharge Elimination System permits to discharge effluents (including thermal discharges) from its properties into various waterways. The permits are subject to renewal after specified time periods not to exceed five years. MidAmerican Energy has obtained all necessary National Pollutant Discharge Elimination System permits for its generating stations, and when those permits are expected to expire, MidAmerican Energy will file applications for renewal.

     Hazardous Materials and Waste Management -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $22 million to $68 million. MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 1999, was $28 million. The Illinois Commerce Commission has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

     Additional information relating to MidAmerican Energy's manufactured gas plant facilities is included under Note (4)(b) in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

     Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, MidAmerican Energy developed a comprehensive program for the use, handling, control and disposal of all polychlorinated biphenyls, referred to herein as PCBs, contained in electrical equipment. The future use of equipment containing PCBs will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. MidAmerican Energy's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

     Other -

     A number of studies have examined the possibility of adverse health effects from electric and magnetic fields without conclusive results. Electric and magnetic fields are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. MidAmerican Energy cannot predict the effect on construction costs of electric utility facilities or operating costs if electric and magnetic field regulations related to were to be adopted. Although MidAmerican Energy is not the subject of any suit involving electric and magnetic fields, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that electric and magnetic fields had an adverse effect on health. If such litigation were successful, the impact on MidAmerican Energy and on the electric utility industry in general could be material. However, MidAmerican Energy does not believe there is any merit to these potential claims.

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the Earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide, or CO2, which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of CO2 and other greenhouse gases to 7 percent below 1990 levels in the 2008-2012 time frame. The United States became a signatory to the agreement on November 12, 1998. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to MidAmerican Energy of reducing its CO2 emissions levels by 7 percent below 1990 levels would depend on available technology at the time, but could be material.

     In accordance with the requirements of Section 112 of the Clear Air Act Amendments of 1990, the EPA has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In February 1998, EPA issued its Final Report to Congress, indicating that mercury is the hazardous air pollutant of greatest potential concern from coal-fired generating units and that additional research and monitoring are necessary. As such the EPA has issued a request under Section 114 of the Clean Air Act Amendments of 1990 requiring all electric utilities to provide information that will allow the EPA to calculate the annual mercury emissions from each coal-fired generating unit for the calendar year 1999. This information will be used to assist the EPA in determining whether it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. The cost to MidAmerican Energy of reducing its mercury emissions would depend on available technology at the time, but could be material.

                         BUSINESS OF MIDAMERICAN CAPITAL
                         -------------------------------

     MidAmerican Capital is a wholly owned nonregulated subsidiary of MHC. The nonregulated activities emphasize energy and complementary service-related businesses, credit quality and liquidity. MidAmerican Capital manages these activities through its nonregulated investment and operating companies. Assets of MidAmerican Capital totaled $262 million as of December 31, 1999.

INVESTMENTS

     MidAmerican Capital's investments totaled $234 million and $520 million at December 31, 1999 and 1998, respectively. A majority of the investment dollars relate to investment grade marketable securities and equipment leases, most of which are held by InterCoast Capital Company and MHC Investment Company. As discussed below, MidAmerican Capital and its subsidiaries also have investments in energy projects, technology development interests and venture capital funds.

     MidAmerican Capital's marketable securities portfolio, totaling $85 million and $394 million at December 31, 1999 and 1998, respectively, consists substantially of a managed preferred stock portfolio and, as of December 31, 1998, an investment in the common stock of McLeodUSA. Substantially all of the investment in McLeodUSA stock was sold in May 1999. The preferred stocks have been issued by companies having investment grade senior debt ratings by Moody's or Standard & Poor's. As of December 31, 1999 and 1998, the investment in McLeodUSA stock was recorded at a market value of $4 million and $239 million, respectively. In January 2000, MidAmerican Capital sold its remaining investment in McLeodUSA stock. In addition, MidAmerican Capital has investments in independently managed mutual funds.

     MidAmerican Capital holds equity participations in equipment leases primarily for passenger and freight transport aircraft. These investments totaled $49 million and $72 million at December 31, 1999 and 1998, respectively.

     In  addition,  MidAmerican  Capital  and several of its  subsidiaries  have
indirect   investments   in  a  variety  of   nonregulated   energy   production
technologies.

OPERATING COMPANIES

     MidAmerican Capital owns a majority, controlling interest in AAA Security Systems, Inc., one of the largest residential and commercial security systems companies in the Midwest. MidAmerican Capital, through its security subsidiaries, also owns the stock or assets of 6 additional midwestern security companies. MidAmerican Capital's security operations have more than 20,000 security customers in the Midwest.

                           BUSINESS OF MIDWEST CAPITAL
                           ---------------------------

     Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $10 million as of December 31, 1999. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 2,000-acre master planned residential and business community in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress.

ITEM 2.  PROPERTIES
-------------------

     MidAmerican Energy's utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained.

     The net accredited generating capacity of MidAmerican Energy, along with the participation purchases and sales, net, and firm purchases and sales, net, are shown for summer 1999 accreditation.

                                                                 Company's Share
                                                                  of Accredited
                                               Percent               Generating
                        Plant                 Ownership   Fuel   Capability (MW)
     ---------------------------------        ---------   ----   --------------
     Steam Electric Generating Plants:
       Council Bluffs Energy Center
         Unit No. 1                              100.0   Coal             43
         Unit No. 2                              100.0   Coal             88
         Unit No. 3                               79.1   Coal            534
       George Neal Station
         Unit No. 1                              100.0   Coal            135
         Unit No. 2                              100.0   Coal            300
         Unit No. 3                               72.0   Coal            371
         Unit No. 4                               40.6   Coal            253
       Louisa Unit                                 88.0   Coal           616
       Ottumwa Unit                                52.0   Coal           372
       Riverside Station
         Unit No. 3                              100.0   Coal              5
         Unit No. 5                              100.0   Coal            130
                                                                       -----
                                                                       2,847
                                                                       -----

     Combustion Turbines:
       Coralville - 4 units                       100.0   Gas/Oil         64
       Electrifarm - 3 units                      100.0   Gas/Oil        200
       Moline - 4 units                           100.0   Gas/Oil         64
       Parr - 2 units                             100.0   Gas/Oil         32
       Pleasant Hill Energy Center - 3 units      100.0   Oil            160
       River Hills Energy Center - 8 units        100.0   Gas/Oil        120
       Sycamore Energy Center - 2 units           100.0   Gas/Oil        149
                                                                       -----
                                                                         789
                                                                       -----

     Nuclear:
       Cooper (1)                                  (1)    Nuclear        387
       Quad-Cities Station
         Unit No. 1                               25.0   Nuclear         192
         Unit No. 2                               25.0   Nuclear         190
                                                                       -----
                                                                         769
                                                                       -----

     Hydro:
       Moline - 4 units                           100.0   Water            3
                                                                       -----

     Net Accredited Generating Capacity                                4,408

     Participation Purchases and Sales, Net                               58
                                                                       -----
     Total Net Accredited Generating Capability                        4,466
                                                                       =====

     (1) Cooper is owned by the Nebraska Public Power District and the amount shown is MidAmerican Energy's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

     The electric transmission system of MidAmerican Energy at December 31, 1999, included 897 miles of 345-kV lines, 1,299 miles of 161-kV lines, 1,806 miles of 69-kV lines and 219 miles of 34.5-kV lines.

     The gas distribution facilities of MidAmerican Energy at December 31, 1999, included 19,907 miles of gas mains and services.

     Substantially all the former Iowa-Illinois Gas and Electric Company utility property and franchises, and substantially all of the former Midwest Power Stations electric utility property located in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     MidAmerican Energy and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     Information on MidAmerican  Energy's  environmental  matters is included in
Item 1 - Business and under "Environmental Matters" within "Operating Activities and Other Matters" in Management's Discussion and Analysis in Part IV, Item 14 of this Form 10-K.

Cooper Litigation
-----------------

     On July 23, 1997, the Nebraska Public Power District filed a complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, the Nebraska Public Power District sought a declaratory judgment in the following respects:

(1) that MidAmerican Energy is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event the Nebraska Public Power District continues to operate Cooper after expiration of the power purchase agreement (September 2004), MidAmerican Energy is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future;

(2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and

(3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

     MidAmerican Energy filed its answer and contingent counterclaims. The contingent counterclaims filed by MidAmerican Energy are generally as follows:

(1) that MidAmerican Energy has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless conditions to reimbursement occur;

(2) that the Nebraska Public Power District has the duty to repay all amounts that MidAmerican Energy has prefunded for decommissioning in the event the Nebraska Public Power District operates the plant after the term of the power purchase agreement;

(3) that the Nebraska Public Power District is equitably estopped from continuing to operate the plant after the term of the power purchase agreement;

(4) that the Nebraska Public Power District has granted MidAmerican Energy an option to continue taking 50% of the power from the plant;

(5)  that the term  "monthly  power  costs" as  defined  in the  power  purchase
     agreement   does  not   include   costs  and   expenses   associated   with
     decommissioning the plant;

(6) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

(7) that transition costs are not included in any decommissioning costs and expenses;

(8)  that  the  Nebraska   Public  Power  District  has  breached  its  duty  to
     MidAmerican Energy in making investments of decommissioning funds;

(9) that reserves in named accounts are excessive and should be refunded to MidAmerican Energy; and

(10) that the Nebraska Public Power District must credit MidAmerican Energy for payments by MidAmerican Energy for low-level radioactive waste disposal.

     On October 6, 1999, the court rendered summary judgment for the Nebraska Public Power District on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MidAmerican Energy (issues one, two, three and five in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date. MidAmerican Energy has appealed the court's summary judgment ruling and is participating in ongoing mediation efforts.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
     STOCKHOLDER MATTERS
     -------------------

     MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by MidAmerican Energy Holdings. MidAmerican Funding has not paid any cash dividends to MidAmerican Energy Holdings.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         Reference is made to Part IV of this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
     AND RESULTS OF OPERATIONS
     -------------------------
         Reference is made to Part IV of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Reference is made to the "Quantitative and Qualitative Disclosure About Market Risk" Section of MD&A in Part IV, Item 14, of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         Reference is made to Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
     AND FINANCIAL DISCLOSURE
     ------------------------

     As a result of the merger transaction with CalEnergy on March 12, 1999, Deloitte & Touche LLP is MidAmerican Funding's and MHC's independent accountant for accounting periods subsequent to the fiscal year ended December 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
-------------------------------------------------

     Information concerning the current managers and executive officers of MidAmerican Funding is as follows:

(A)  IDENTIFICATION

                                                             Served in  Served
                                                              Present      as
                                 Present                     Position   Director
     Name                  Age   Position                      Since     Since
     ----                  ---   --------                    ---------  --------
     David L. Sokol         43   Chairman, Chief Executive
                                   Officer and Manager           1999    1999

     Gregory E. Abel        37   President and Chief Operating
                                   Officer                       1999    1999

     Patrick J. Goodman     33   Vice President and Treasurer    1999    1999

     Delbert D. Weber       67   Independent Manager             1999    1999


     Steven A. McArthur     42   Vice President, Secretary
                                   and Manager                   1999    1999

     John A. Rasmussen, Jr. 54   Vice President and
                                   General Counsel               1999    1999

     Officers are elected annually by the Board of Managers. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B)  BUSINESS EXPERIENCE

     DAVID L. SOKOL, has been MidAmerican Funding's Chairman and Chief Executive Officer and Chairman of the Board of Managers since MidAmerican Funding's formation in March 1999. Mr. Sokol has been Chief Executive Officer of MidAmerican Energy Holdings since April 19, 1993 and served as President of
MidAmerican Energy Holdings from April 19, 1993 until January 21, 1995. He has been Chairman of the Board of Directors of MidAmerican Energy Holdings since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company and Ogden Projects, Inc.

     GREGORY E. ABEL, has been MidAmerican Funding's President and Chief Operating Officer since its formation in March 1999. Mr. Abel joined MidAmerican Energy Holdings in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by PriceWaterhouse. As a Manager in the San Francisco office of PriceWaterhouse, he was responsible for clients in the energy industry.

     PATRICK J. GOODMAN, has been MidAmerican Funding's Vice President and Treasurer since April 1999. Mr. Goodman joined MidAmerican Energy Holdings in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining MidAmerican Energy Holdings, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

     STEVEN A. MCARTHUR, has been MidAmerican Funding's Vice President and Secretary and a member of its Board of Managers since MidAmerican Funding's formation in March 1999. Mr. McArthur joined MidAmerican Energy Holdings in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

     JOHN A. RASMUSSEN, JR., has been MidAmerican Funding's Vice President and General Counsel since March 1999. Mr. Rasmussen has been Senior Vice President, General Counsel and Director of MidAmerican Energy since November 1, 1996, and Group Vice President and General Counsel of MidAmerican Energy from July 1, 1995, to November 1, 1996. Vice President and General Counsel of Midwest Resources from 1993 to 1995.

     DELBERT D. WEBER, has been MidAmerican Funding's Independent Manager since March 1999. Dr. Weber serves as President of the Omaha Community Foundation, a position he assumed on September 1, 1998. He retired in July 1997 as Chancellor Emeritus, after serving as Chancellor of the University of Nebraska at Omaha for 20 years. Dr. Weber has also served on the boards of directors of several prominent Omaha-based charities and community organizations.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
     FORM 8-K
     --------

(A)1.   FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                       Page No.
                                                                       --------

        Selected Consolidated Financial Data..........................    27
        Management's Discussion and Analysis of Financial Condition
          And Results of Operations...................................    29
        Consolidated Statements of Income
          For the Year Ended December 31, 1999, 1998 and 1997.........    50
        Consolidated Statements of Comprehensive Income
          For the Year Ended December 31, 1999, 1998 and 1997.........    51
        Consolidated Balance Sheets
          As of December 31, 1999 and 1998 ...........................    52
        Consolidated Statements of Cash Flows
          For the Year Ended December 31, 1999, 1998 and 1997.........    53
        Consolidated Statements of Capitalization
          As of December 31, 1999 and 1998 ...........................    55
        Consolidated Statements of Retained Earnings
          For the Year Ended December 31, 1999, 1998 and 1997.........    56
        Notes to Consolidated Financial Statements....................    57
        Report of Independent Accountants.............................    89

(A)2.   FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                       Page No.
                                                                       --------

       Consolidated Valuation and Qualifying Accounts (Schedule II) ..      90

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3. EXHIBITS

     See Exhibit Index on page 92.

(B)  REPORTS ON FORM 8-K

     None.

SELECTED CONSOLIDATED FINANCIAL DATA
------------------------------------
  (IN THOUSANDS)


                                     MIDAMERICAN
                                       FUNDING                                         MHC (PREDECESSOR)
                                     -------------  ------------   -------------------------------------------------
                                     MAR. 12, 1999  JAN. 1, 1999
                                       THROUGH        THROUGH
                                      DECEMBER 31,    MARCH 11,                YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                         1999          1999          1998         1997          1996         1995
                                         ----          ----          ----         ----          ----         ----

INCOME STATEMENT DATA:
Revenues.........................     $1,433,046     $383,066      $1,775,924   $1,969,537   $1,911,204   $1,655,474
Operating income (a).............        227,133       58,898         271,412      276,726      349,399      292,464
Income from continuing
  operations (b).................        124,077       16,789         127,154      139,332      143,761      119,705
Net income ......................        135,335       17,210         131,318      135,104      131,046      122,764

                                                                              AS OF DECEMBER 31,
                                         AS OF                     -------------------------------------------------
                                   DECEMBER 31, 1999                 1998         1997          1996         1995
                                   -----------------                 ----         ----          ----         ----
BALANCE SHEET DATA:
Total assets.....................     $5,195,353                   $4,244,336   $4,278,091   $4,521,848   $4,470,097
Long-term debt (c)...............      1,642,476                    1,045,548    1,178,769    1,474,701    1,468,617
Power purchase obligation (c)....         68,049                       83,127       97,504      111,222      125,729
Short-term borrowings............        204,000                      339,826      138,054      161,990      184,800
Preferred securities not subject
  to mandatory redemption........         31,759                       31,759       31,763       31,769       89,945
Preferred securities subject
  to mandatory redemption (d)....        151,598                      150,000      150,000      150,000       50,000
Member's equity (e)..............      1,800,416                    1,200,950    1,301,286    1,239,946    1,225,715

(a) MHC's 1995 operating income reflects $33.4 million of costs related to a restructuring and work force reduction plan implemented and completed in 1995.

(b) In May 1999, MidAmerican Funding sold most of its investment in the common stock of McLeodUSA and recorded an after-tax gain of $47.1 million. For the period ended March 11, 1999, MHC expensed $18.6 million for transaction costs related to its acquisition by MidAmerican Energy Holdings. In 1998, MHC recorded after-tax gains totaling $15.7 million for sales of several properties and investments, including a portion of its investment in the common stock of McLeodUSA, Inc. Also, in 1998, MHC expensed $4.2 million for transaction costs related to the acquisition by MidAmerican Energy Holdings of MHC. 1997 reflects after-tax gains totaling $11.2 million for sales of assets of railcar businesses and a portion of its investment in McLeodUSA common stock. MHC recorded after-tax losses of $10.2 million and $9.4 million for the write-down of nonregulated assets during 1995 and 1996, respectively. In 1996, MHC incurred $8.7 million of costs in connection with its merger proposal to IES Industries, Inc.

(c)  Includes   amounts  due  within  one  year.

(d) Post-1995 years include MidAmerican Energy-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican Energy junior subordinated debentures.

(e) For MHC the amounts represent common shareholders' equity. Common equity increased in 1997 primarily due to the adoption of SFAS 115 and recording the market value of an investment in McLeodUSA common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

COMPANY STRUCTURE

     MidAmerican Funding, LLC is an Iowa limited liability company that was formed in March 1999. MidAmerican Funding is a direct wholly owned subsidiary of MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding  common  stock of MHC Inc.,  formerly  known as  MidAmerican  Energy
Holdings Company, which owns all of the common stock of MidAmerican Energy Company, MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

     On March 12, 1999, MidAmerican Funding acquired MHC. As a part of this transaction, the former CalEnergy, a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

     MidAmerican Energy Holdings' real estate brokerage and related services were conducted through MHC's subsidiary, MidAmerican Realty Services. In October 1999, MidAmerican Realty, was dividended from MHC and MidAmerican Funding to MidAmerican Energy Holdings.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS

     Management's Discussion and Analysis (MD&A) addresses the financial statements of MidAmerican Funding and MHC. The financial statements of MidAmerican Funding include the results of MHC beginning March 12, 1999. As discussed above, MHC's investment in MidAmerican Realty was distributed to MidAmerican Energy Holdings in October 1999. Accordingly, the operating results of MidAmerican Realty, which was acquired in 1998, are reflected as discontinued operations in the 1998 and 1999 periods.

FORWARD-LOOKING STATEMENTS

     From time to time, MidAmerican Funding or one of its subsidiaries individually may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of MidAmerican Funding or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican Funding's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These type of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of MidAmerican Funding to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MidAmerican Funding has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on sales and revenues, fuel prices, fuel transportation and other operating uncertainties, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, utility industry deregulation and competition. MidAmerican Funding assumes no responsibility to update forward-looking information contained herein.

RESULTS OF OPERATIONS - 1999 PERIODS

     The following is a discussion of the historical results for MidAmerican Funding for the period March 12, 1999, through December 31, 1999, and its predecessor MHC for the year to date period ending March 11, 1999. Results for MidAmerican Funding include the results of MHC beginning March 12, 1999, in conjunction with the acquisition of MHC by MidAmerican Energy Holdings. The impact of the acquisition is reflected in MidAmerican Funding's results of operations, predominately interest costs on debt issued by MidAmerican Funding to complete the acquisition and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. Since the 1999 periods discussed are not compared to a similar prior period, the emphasis is on fluctuations from "normal" or unusual items that may cause the reported results of operations to not necessarily be indicative of future operating results.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE PERIOD MARCH 12, 1999
--------------------------------------------------------------------------
THROUGH  DECEMBER 31, 1999
--------------------------

UTILITY GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the period March 12, 1999 through December 31, 1999, totaled $790 million. Approximately $30 million of MidAmerican Energy's electric revenues for the period were from the recovery of energy efficiency program costs. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. Refer to the discussion under "Energy Efficiency" in the "Operating Activities and Other Matters" section of MD&A for further discussion.

     Temperatures during the period were milder than normal, reducing electric margin by approximately $10 million compared to normal temperature conditions. Additionally, MidAmerican Energy recorded an accrual for a revenue sharing arrangement under its 1997 pricing plan settlement. The accrual reduced revenues and electric margin by $14 million during the period.

     Regulated Gas Gross Margin -

     MidAmerican Energy's regulated gas gross margin totaled $136 million for the period March 12, 1999 through December 31, 1999. Revenues from recovery of gas energy efficiency program costs totaled approximately $11 million for the period. Again, revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. Refer to the discussion under "Energy Efficiency" in the "Operating Activities and Other Matters" section of MD&A for further discussion.

     On January 22, 1999, the Iowa Utilities Board approved a $6.7 million annual interim increase in gas rates for Iowa retail customers effective immediately. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for MidAmerican Energy's South Dakota gas customers increased $2.4 million annually effective May 1, 1999. Accordingly, the period ended December 31, 1999, includes only a partial-year effect of these final rate increases.

     Temperatures during the heating months were warmer than normal, resulting in a decrease in gas gross margin of approximately $10 million.

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $348 million for the period March 12, 1999 through December 31, 1999. As mentioned in the gross margin discussions, other operating expenses includes energy efficiency program costs. For MidAmerican Funding's period ended December 31, 1999, such costs totaled approximately $36 million. MidAmerican Energy incurred approximately $3 million in operating costs related to its year 2000 readiness efforts during the period.

     Property and other taxes were reduced by an adjustment of $0.8 million for property taxes related to periods prior to the March 12, 1999 merger.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues   from   nonregulated   operations   include   $113  million  from
nonregulated natural gas activities. Nonregulated cost of sales reflects $109 million of related cost of gas.

     Approximately $11 million of nonregulated revenues related to MidAmerican Energy's market access service project, which began in the third quarter of 1999. Related cost of sales for the period totaled $10 million. This pilot project allows Iowa customers with at least 4 MW of load that are participating in the project to choose their electric power supplier. Since the project is a pilot, or test project, the level of future revenues and possibility of a similar program continuing beyond the project is not determinable. Revenues from project participants related to non-supply services, such as distribution and transmission, continue to be reflected in MidAmerican Energy's regulated electric revenues.

     Nonregulated other operating costs for the period March 12, 1999 through December 31, 1999, include approximately $30 million from amortization of goodwill at MidAmerican Funding associated with the acquisition by MidAmerican Energy Holdings of MHC. Additionally, nonregulated other operating costs include $11 million from nonregulated marketing initiatives at MidAmerican Energy.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     Interest income reflects interest on temporary cash investments which include proceeds from the sale of McLeodUSA common stock described below.

     Realized Gains and Losses on Securities, Net -

     In May 1999 most of the shares of McLeodUSA common stock held by MHC were sold in a secondary offering by McLeodUSA. A pre-tax gain of $78.2 million resulting from this transaction is reflected in realized gains and losses on securities, net.

     Other, Net -

     Other, net reflects $4.7 million of pre-tax gains on sales of railcar assets.

     Fixed Charges -

     Interest on long-term debt includes $35.7 million of interest expense on the $700 million in debt issued by MidAmerican Funding in conjunction with MidAmerican Energy Holdings acquisition of MHC.

RESULTS OF OPERATIONS OF MHC FOR THE PERIOD JANUARY 1, 1999 THROUGH
-------------------------------------------------------------------
MARCH 11, 1999
--------------

UTILITY GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the period January 1, 1999, through March 12, 1999, totaled $169 million. Temperatures during the period were warmer than normal, reducing electric margin by approximately $4 million. Approximately $7 million of MidAmerican Energy's electric revenues for the period were from the recovery of energy efficiency program costs. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. Refer to the "Regulated Electric Gross Margin" section of "Results of Operation - 1998 vs. 1997" for more discussion of energy efficiency revenues and costs. MidAmerican Energy also recorded an accrual for a revenue sharing arrangement under its 1997 pricing plan settlement. The accrual reduced revenues and electric margin by $3 million during the period.

     Regulated Gas Gross Margin -

     MidAmerican Energy's regulated gas gross margin totaled $60 million for the period January 1, 1999, through March 11, 1999. Revenues from recovery of gas energy efficiency program costs totaled approximately $3 million for the period. Again, revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses.

     On January 22, 1999, the Iowa Utilities Board approved a $6.7 million annual interim increase in gas rates for Iowa retail customers effective immediately. Temperatures during the period were warmer than normal, resulting in a decrease in gas gross margin of approximately $4 million.

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $94 million for the period January 1, 1999 through March 11, 1999. As mentioned in the gross margin discussions, other operating expenses includes energy efficiency program costs. These costs totaled $8 million for the period. MidAmerican Energy also incurred approximately $2 million in operating costs related to its year 2000 readiness efforts.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     For the year to date period ended March 11, 1999, nonregulated natural gas marketing activities accounted for $29 million and $28 million of nonregulated revenues and nonregulated cost of sales, respectively.

     Nonregulated other operating costs include $3 million from nonregulated marketing initiatives at MidAmerican Energy.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Realized Gains and Losses on Securities, Net -

     Realized gains and losses on securities for the year to date period ending March 11, 1999, net reflects a $16 million pre-tax gain on the sale of shares of McLeodUSA common stock held by MHC.

     Other, Net -

     Other, net non-operating income for the period ended March 11, 1999 includes approximately $19 million of costs related to the acquisition of MHC by MidAmerican Energy Holdings. In addition, it includes $2 million of expense related to accounts receivables sold.

                      RESULTS OF OPERATIONS - 1998 vs. 1997
                      -------------------------------------

     The following tables provide a summary of the earnings contributions of MHC's operations for each of the periods presented:

                                          1998         1997
                                         ------       ------
                                            (in millions)
     Net Income
       Continuing operations
         MidAmerican Energy              $110.6       $119.5
         Nonregulated operations           16.5         19.8
       Discontinued operations              4.2         (4.2)
                                         ------       -------
         Consolidated earnings           $131.3       $135.1
                                         ======       ======

EARNINGS DISCUSSION

     The following discussion addresses significant impacts on the results of operations for MHC, the predecessor to MidAmerican Funding, for the years ended December 31, 1998 and 1997.

     Although utility earnings for 1998 were lower than in the prior year, a reduction was anticipated because of the electric pricing settlements achieved in 1996 and 1997 in Iowa and Illinois. Warmer-than-normal temperatures during the heating season also had a negative impact on 1998 earnings. Growth in the number of customers and in other sales factors contributed positively to earnings in 1998. Additionally, MidAmerican Energy's successful performance in the non-retail (off-system) energy market helped offset decreases from weather and reductions in electric retail prices. Utility operating expenses increased as MidAmerican Energy continued strengthening its customer service and marketing capabilities and adding to its information technology resources.

     Beginning in the second half of 1997 and continuing through 1998, MidAmerican Energy charged to expense additional amortization of deferred energy efficiency costs, ongoing energy efficiency costs and certain Cooper Nuclear Station costs consistent with ratemaking treatment. These items significantly increased other operating expenses. In conjunction with expensing these items, MidAmerican Energy began recovery of these costs from its customers, which resulted in additional revenues.

     Realized after-tax gains on the sale of McLeodUSA stock and other nonregulated investments are also included in 1998 earnings.

     Discontinued Operations -

     During 1996, MHC discontinued some of its nonregulated operations. The income or loss from those operations and the losses on disposal are reflected as discontinued operations in each of the periods presented in the Consolidated Statements of Income of MHC.

     In the fourth  quarter of 1996,  MHC and KCS Energy,  Inc. (KCS) of Edison,
New Jersey, signed a definitive agreement to sell a portion of MHC's nonregulated operations to KCS for $210 million in cash and warrants to purchase KCS common stock. The sale, which included MHC's oil and gas exploration and development operations, was completed in January 1997. MHC recorded an after-tax loss of $7.1 million for the transaction in 1996 and an additional $0.9 million in 1997.

     In October 1997, MHC also divested a subsidiary that developed and operated a computerized information system which facilitated real-time exchange of power in the electric industry. MHC recorded a $4.0 million anticipated after-tax loss on disposal of those operations in September 1996 and an additional $3.2 million after-tax loss on disposal in September 1997.

     In October 1999, MHC distributed its investment in MidAmerican Realty to MidAmerican Energy Holdings in conjunction with an initial public offering of common stock of HomeServices.Com, a successor company to MidAmerican Realty.

UTILITY GROSS MARGIN

     Regulated Electric Gross Margin -

                                            1998       1997
                                           ------     ------
                                                 (In millions)
     Operating revenues                    $1,170     $1,126
     Cost of fuel, energy and capacity        226        236
                                           ------     ------
       Electric gross margin               $  944     $  890
                                           ======     ======

     Electric gross margin improved $54 million in 1998 compared to 1997. An increase in revenues from energy efficiency cost recovery and the Cooper Tracker, which is discussed below, accounted for $26.1 million and $2.5 million, respectively, of the increase in margin. Increases in revenues from these factors are substantially offset by increases in other operating expenses.

     Regarding the increase in energy efficiency revenues, on September 29, 1997, MidAmerican Energy began recovering from customers its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs. Deferred energy efficiency costs are costs previously incurred by MidAmerican Energy which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurs over a four-year period from the date collection begins. Approximately $44.4 million of MidAmerican Energy's 1998 electric revenues were from the recovery of energy efficiency program costs compared to $18.3 million in 1997. Collection of deferred energy efficiency costs will decrease starting in 1999 as various recovery periods are completed. Refer to the discussion under "Energy Efficiency" in the "Operating Activities And Other Matters" section of MD&A for further discussion.

     The Cooper Tracker allows MidAmerican Energy to collect on a current basis the Iowa portion of expenses for Cooper Nuclear Station capital improvement advances. Prior to the Cooper Tracker, which began in July 1997, capital improvement advances were capitalized when incurred and amortized over future periods in accordance with rate treatment.

     Electric margin also improved due to an increase in sales volume. In total, electric retail sales for 1998 increased 2.7% compared to 1997. Moderate but steady growth in the number of customers increased electric gross margin by $8.6 million compared to 1997. An increase in sales that are not dependent on weather contributed $15.5 million to the increase. Compared to 1997, the effect of temperatures in 1998 improved gross margin by $2 million in 1998. Compared to normal, the impact of temperatures resulted in an estimated $2 million reduction of electric gross margin for 1998. Temperatures in 1998 were warmer than normal during the heating seasons and hotter than normal during the cooling season.

     As anticipated, the effect of rate proceedings in 1996 and 1997 reduced electric gross margin for 1998 compared to 1997. In addition to the price reductions discussed under the "1999 vs. 1998" section above, revenues in 1998 reflect the full-year effect of a June 1997 price reduction for Illinois customers. The combined effect of price reductions decreased revenues and electric margin by $17.0 million for 1998 compared to 1997.

     Prior to July 11, 1997, MidAmerican Energy was allowed to recover its energy costs from most of its electric utility customers through energy adjustment clauses included in revenues. Effective July 11, 1997, the energy adjustment clause was eliminated for Iowa customers as part of MidAmerican Energy's Iowa pricing plan. Previously, variations in energy costs did not affect gross margin or net income due to corresponding changes in revenues collected through the energy adjustment clause. With the elimination of the Iowa energy adjustment clause, fluctuations in energy costs now may have an impact on gross margin and net income. This change resulted in a positive impact on 1998 gross margin.

     Electric margin in 1998 reflects MidAmerican Energy's strong performance in that off-system market relative to 1997. Margins on off-system sales, contributed $14.2 million more to gross margin in 1998 than in 1997. Though related sales volumes decreased 11.5% compared to the 1997 level, MidAmerican Energy obtained improved margins per unit for the 1998 sales. This was due in part to price volatility in the wholesale energy market during some periods of high demand for energy in the Midwest. Refer to comments on the energy market under "Industry Evolution" in the "Operating Activities And Other Matters" section of MD&A.

     Regulated Gas Gross Margin -

                                   1998       1997
                                  -----      -----
                                    (In millions)
     Operating revenues           $ 430      $ 536
     Cost of gas sold               243        346
                                  -----      -----
          Gas gross margin        $ 187      $ 190
                                  =====      =====

     MidAmerican Energy's regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Funding is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from purchase gas adjustment clauses. A decrease in the 1998 per-unit cost of gas compared to 1997 reduced revenues and cost of gas sold by approximately $59 million.

     Recovery of gas energy efficiency costs resulted in a $9.2 million increase in revenues and gross margin for 1998 compared to 1997. As discussed in the "Regulated Electric Gross Margin" section, on September 29, 1997, MidAmerican Energy began recovery of its deferred energy efficiency costs that had not previously been approved for recovery. Approximately $17.5 million of MidAmerican Energy's 1998 gas revenues were from the recovery of energy efficiency program costs compared to $8.3 million in 1997. Again, increases in revenues from energy efficiency cost recovery are substantially offset by corresponding increases in other operating expenses.

     Unusually mild temperatures during the 1998 heating seasons resulted in a decrease in gas margin for 1998. Temperatures in 1998 were 15.6% warmer than normal, reducing gas gross margin in 1998 by an estimated $18 million compared to normal. Compared to 1997, gas margin decreased $16 million in 1998 due to the variation in temperatures. Customer growth, which contributed $1.6 million to gas margin in 1998, and other sales factors helped mitigate the negative effect of weather on the 1998 margin. In total, retail sales of natural gas in 1998 decreased 12.7% compared to 1997.

REGULATED OPERATING EXPENSES

     Other Operating Expenses -

     Regulated other operating expenses increased $32.3 million for 1998 compared to 1997. An increase in energy efficiency costs accounted for $31.6 million of the increase in other operating expenses compared to 1997. Refer to the "Regulated Electric Gross Margin" section for further comments on energy efficiency costs.

     Operating expenses related to Cooper increased due in part to the ratemaking treatment for Cooper capital improvements, as discussed in the "Regulated Electric Gross Margin" section. Cooper capital improvement advances are now expensed when incurred. MidAmerican Energy is recovering the Iowa portion of these costs through the Cooper Tracker, while recovery in Illinois is included in base rates. This change accounted for a $1.7 million increase in nuclear operations costs compared to 1997. Excluding those costs, nuclear operations expenses decreased $8.2 million for 1998 compared to 1997 due to an extended outage at Quad Cities Station.

     MidAmerican Energy continued its focus on customer service and reliability during 1998. Further emphasis on customer service operations and marketing-related efforts, resulted in increases in customer service costs, IT consulting costs, advertising costs and other related expenses. Increases in such expenses accounted for a majority of the remaining increase. The impact of these items was partially offset by a decrease in employee benefits expenses.

     Maintenance -

     Maintenance expenses increased $9.8 million in 1998 compared to 1997. An increase in maintenance costs at Quad Cities Station accounted for $8.0 million of the total. Additionally, MidAmerican Energy incurred repair costs for storms in June 1998, totaling $3.8 million, compared to $2.0 million in 1997 for costs related to a snowstorm in October of that year.

     Depreciation and Amortization -

     The increase in 1998 expense compared to 1997 is due to additional decommissioning funding for Quad Cities Station, an increase in utility plant and the accelerated amortization of regulatory assets for MidAmerican Energy's Illinois operations.

     Property and Other Taxes -

     Deregulation of the Illinois electric utility industry resulted in changes in the way public utility taxes are assessed in Illinois. The changes resulted in a decrease in MidAmerican Energy's tax expense for 1998 compared to 1997. One of the taxes is now assessed directly on the energy consumer instead of through the utility. Accordingly, MidAmerican Energy's electric revenues reflect an equal reduction in 1998.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues and Cost of Sales -

     Revenues from nonregulated natural gas marketing operations decreased $131.1 million in 1998 compared to 1997 due primarily to lower volumetric sales associated with the expiration of wholesale gas contracts which were not replaced. The decrease in sales volumes accounted for $99.8 million of the decrease in revenues. In addition, a decrease in the average price per unit, reflective of a lower cost of gas per unit, accounted for the remaining $31.3 million of the decrease. Beginning in May 1998, MidAmerican Energy began providing gas for gas marketing contracts previously serviced by MHC's nonregulated gas marketing subsidiaries. Cost of sales related to natural gas marketing for 1998 reflects the decrease in sales and the average cost of gas per unit. Total gross margin (total price less cost of gas) on nonregulated natural gas sales was unchanged compared to 1997.

     Other activities contributing to the increase in nonregulated revenues for 1998 relate to work for other utilities and work beyond the meter for customers. In addition, the 1998 amount includes revenues of CBEC Railway, a subsidiary of MidAmerican Energy that operates rail services on a section of railroad track it owns. MidAmerican Energy's revenues in 1998 and 1997 also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The awards totaled $4.3 million and $4.9 million in 1998 and 1997, respectively.

     Other Nonregulated Operating Expenses -

     Other operating expenses increased in 1998 compared to 1997 due to costs related to work for other utilities, costs of work beyond the meter for MidAmerican Energy customers, MidAmerican Energy's costs of appliance services and costs of initiatives for MidAmerican Energy's new products and services in preparation for deregulation.

     Other operating expenses for 1998 reflect a decrease of approximately $5.7 million due to corporate administrative costs in 1997 which are no longer incurred because of the absence of the oil and gas exploration and development operations MHC sold in early 1997.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest Income-

     In December 1997, MidAmerican Energy sold its billed accounts receivable. A portion of the consideration for the sale was a subordinated note from the purchaser. Interest income on that note caused the increase in 1998 compared to 1997. Refer to FINANCING ACTIVITIES, PLANS AND AVAILABILITY later in MD&A for discussion of the sale.

     Dividend Income -

     Dividend income decreased for 1998 due to MidAmerican Capital's reduced holdings of preferred stock.

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities for 1998 includes a $14.0 million pre-tax gain on the sale of shares of McLeodUSA common stock. Realized gains on securities in 1997 also includes an $8.0 million pre-tax gain on the sale of shares of McLeodUSA common stock.

     Other, Net -

     Other,  Net  reflects   MidAmerican  Energy's  discount  on  sold  accounts
receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of services for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $7.0 million and $0.3 million in 1998 and 1997, respectively.

     In September 1997, MidAmerican Energy received a $15 million cash payment from Nebraska Public Power District (NPPD) as settlement for a lawsuit filed by MidAmerican Energy against NPPD. Approximately $12 million was refunded to MidAmerican Energy's customers. The remaining amount was retained by MidAmerican Energy for recovery of litigation costs in the lawsuit. Other, Net for 1997 reflects $2.2 million of pre-tax income for recovery of litigation costs incurred in prior years.

     Other, Net includes the recognition of deferred income from energy efficiency programs totaling $0.2 million and $5.0 million for 1998 and 1997, respectively. As discussed in the gross margin sections, MidAmerican Energy started recovery of its remaining deferred energy efficiency costs in September 1997. Accordingly, carrying costs for, or return on, deferred balances are now being collected from customers and are reflected in revenues.

     Other, Net for 1997 reflects MidAmerican Energy's net loss on reacquired long-term debt of $0.9 million and a $0.8 million gain related to its sale of storage gas supplies.

     Other, net for 1998 includes $4.7 million from the divestment of nonregulated assets in the first quarter, including the sale of MHC's interest in a financial management company, the sale of a commercial office building and liquidation of a partnership interest concurrent with the sale of its commercial property. MHC also recorded $2.1 million of income from an equity investment in a venture capital fund.

     Additionally, Other, net for 1998 includes a $2.7 million gain on the sale of railcars and a $2.9 million gain on the sale of real estate. During 1997, MHC sold all of the assets of its railcar repair services subsidiary and most of the assets of its railcar leasing subsidiary and recorded pre-tax gains totaling $10.0 million.

     Fixed Charges and Preferred Dividends -

     During 1998, MidAmerican Energy reduced its long-term debt through maturities and refinancing, which resulted in a reduction in related interest expense. Preferred dividends include net gains or losses on the reacquisition of MidAmerican Energy preferred shares. Net losses on reacquisitions totaled $1.4 million for 1997.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Funding has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided from continuing operating activities was $121 million for March 12, 1999, through December 31, 1999. MHC's net cash from continuing operations totaled $104 million for the period January 1, 1999, through March 11, 1999, and $332 million and $388 million for the years 1998 and 1997, respectively.

     INVESTING ACTIVITIES AND PLANS

     Acquisition of MHC -

     In conjunction with the merger transaction discussed in the "Company Structure" section of MD&A, MidAmerican Funding paid $27.15 in cash for each outstanding share of MHC common stock for a total of approximately $2.42 billion in a merger pursuant to which MHC became a direct wholly owned subsidiary of MidAmerican Funding.

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the period March 12, 1999, through December 31, 1999, utility construction expenditures totaled $187 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction for 2000 are $211 million and $732 million for 2001 through 2004. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $42 million during the period 2000 through 2004 to an external trust established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition, MidAmerican Energy makes payments to the Nebraska Public Power District related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. NPPD estimates call for MidAmerican Energy to pay approximately

$57 million to NPPD for Cooper decommissioning during the period 2000 through 2004. The Nebraska Public Power District invests the funds predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 20% was invested in domestic corporate debt. MidAmerican Energy's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to Part I, Item 3. Legal Proceedings, for further discussion of the litigation.

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

     Nonregulated Capital Expenditures -

     Nonregulated capital expenditures in both the MidAmerican Funding and MHC 1999 periods consist primarily of expenditures for a subsidiary which was transferred to MidAmerican Energy Holdings through a dividend in mid-1999. In total, the related capital expenditures were $21 million.

     Investments -

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. In the Consolidated Statements of Cash Flows, the lines under "Purchase of Securities" and "Proceeds from Sale of Securities" consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Issuance of MidAmerican Funding Debt -

     On March 11, 1999, MidAmerican Funding issued $200 million of 5.85% Senior Secured Notes due 2001, $175 million of 6.339% Senior Secured Notes due 2009, and $325 million of 6.927% Senior Secured Bonds due 2029. Prior to the offering, MidAmerican Funding entered into three separate rate swap arrangements of $125 million each, which at closing created a $13.6 million cash payment to MidAmerican Funding due to an increase in interest rates. The net amount of the rate swap arrangements and $7.0 million of debt offering costs are being amortized using the effective interest method over the life of each of the three traunches. The proceeds from the offering were used to complete the acquisition of MHC. On March 7, 2000 MidAmerican Funding exchanged its senior secured notes for like senior secured exchange notes.

     MidAmerican Energy Debt Authorizations and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1999, MidAmerican Energy had in place a $250 million commercial paper program which is supported by a $250 million revolving credit facility. In addition, MidAmerican Energy has a $5 million bank line of credit. MidAmerican Energy also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed. In March 2000, MidAmerican Energy's revolving credit facility was increased to $325 million.

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $500 million in various forms of long-term debt. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. Funding Corp. in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note, bearing interest at 8%, from Funding Corp. As of December 31, 1999, the revolving cash balance was $57 million due to a decline in accounts receivable available for sale. The amount outstanding under the subordinated note was $47 million at December 31, 1999. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of December 31, 1999, $107.5 million of accounts receivable, net of reserves, were sold under the agreement.

     Other Financing Information -

     As of December 31, 1999, MHC had lines of credit totaling $24 million to provide for short-term financing needs, under which no debt was outstanding. In February 2000, MHC increased its line of credit by $20 million.

     As of December 31, 1999, MidAmerican Capital had unsecured revolving credit facilities in the amount of $6 million, under which no debt was outstanding. MidAmerican Capital has $70 million of long-term debt outstanding at December 31, 1999, all of which will have matured by the end of 2002.

     Midwest Capital currently has a $25 million line of credit with MidAmerican Energy, of which $5 million was outstanding at December 31, 1999.

OPERATING ACTIVITIES AND OTHER MATTERS

Industry Evolution -

     The utility industry continues to evolve into an increasingly competitive environment. In virtually every region of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

     In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions becoming deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. While retail electric competition is presently not permitted in Iowa, MidAmerican Energy's primary market, legislation to do so was introduced in the Iowa legislature in the last session. While this legislation has not passed, it is being considered again by the Iowa legislature in 2000. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board. MidAmerican Energy is actively participating in the legislative and regulatory processes.

     The generation and retail portions of MidAmerican Energy's electric business will be most affected by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail choice evolves, competition from other traditional utilities, power marketers and customer-owned generation could put pressure on utility margins.

     During the transition to full competition, increased volatility in the marketplace can be expected. With the elimination of the energy adjustment clause in Iowa, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy has sufficient low cost generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

     Legislative and Regulatory Evolution -

     In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. Under the law, beginning October 1, 1999, larger non-residential customers in Illinois and 33% of the remaining non-residential Illinois customers are allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

     In addition to rate reductions implemented in 1998, the law provides for Illinois earnings above a certain level of return on common equity to be shared equally between customers and MidAmerican Energy beginning in April 2000. MidAmerican Energy's return on common equity level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The level of return at which MidAmerican Energy will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999. Legislation passed in July 1999 increases the benchmark for 2000 through 2004 to 8.5% above the 30-year Treasury bond rate. The level above which sharing must occur for 1998 and 1999 is 11.21%. Using the same 30-year Treasury bond average, the computed level of return would be 14.21% for 2000 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated cost recognition.

     MidAmerican Energy continues its involvement in proceedings which detail the new competitive environment and to evaluate the impact of the law on its operations and the opportunities the law presents, including proceedings involving the unbundling of customer billing and meter reading.

     In Iowa, a replacement of the prior utility property tax system, which was supported by MidAmerican Energy, went into effect on January 1, 1999. With resolution of the utility property tax issue, MidAmerican Energy is pursuing the adoption of electric utility industry restructuring legislation in the 2000 legislative session.

     In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order are required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. MidAmerican Energy, which was not a member of an independent system operator, is presently analyzing the impact that the order may have on its operations.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican Energy's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus, in 1997 MidAmerican Energy was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of December 31, 1999, MidAmerican Energy had $279 million of regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of December 31, 1999, included $46.5 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $17.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 2000 and 2001 is estimated to be $40 million and $35 million, respectively.

     Rate Matters: Electric -

     Through several steps from mid-1997 to the end of 1998, electric prices for Iowa industrial customers were reduced by an amount which had a $6 million annual impact on revenues, and electric prices for Iowa commercial customers were reduced by an amount which had a $4 million annual impact on revenues. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to ten-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. MidAmerican Energy presently intends to manage this risk through hedging and other similar arrangements. On an aggregate basis the annual revenues under contract are approximately $180 million.

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. The pricing plan settlement agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%. On April 14, 1999, the Iowa Utilities Board approved, subject to additional refund, MidAmerican Energy's calculation of the 1998 return on common equity. During the second quarter of 1999, MidAmerican Energy credited $2.2 million to its Iowa non-contract customers related to the return calculation for 1998. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers. In 1999, MidAmerican Energy accrued $15.0 million for customer credits relating to 1999 operations.

     Rate Matters: Gas -

     On September 1, 1999, MidAmerican Energy filed with the Illinois Commerce Commission requesting a rate increase totaling $3.2 million annually for its Illinois retail gas customers. A decision by the Illinois Commerce Commission is anticipated prior to August 2000.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of December 31, 1999, was $28 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (4)(b) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout the states, the EPA will make a determination of whether the states have any areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means.

     In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. The EPA's appeal of the court's ruling to the full panel of the U.S. District Court of Appeals for the District of Columbia Circuit was denied. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy's fossil fuel generating stations may be subject to emission reductions if the stations are located in nonattainment areas. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its fossil fuel generating stations or decrease the number of hours during which these stations operate. The degree to which MidAmerican Energy may be required to install control equipment or decrease operating hours under a nonattainment scenario would be determined by the state's assessment of MidAmerican Energy's relative contribution, along with other emission sources, to the nonattainment status. The installation of control equipment would result in increased costs to MidAmerican Energy. A decrease in the number of hours during which the affected stations operate would decrease the revenues of MidAmerican Energy.

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of carbon dioxide and other greenhouse gases to 7% below 1990 levels in the 2008-2012 time frame. The United States became a signatory to the agreement on November 12, 1998. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to the utility industry in general, and to MidAmerican Energy, of reducing its carbon dioxide emissions levels by 7% below 1990 levels would depend on available technology at the time, but could be material.

     Quad Cities Nuclear Power Station -

     Quad Cities Station is operated by, and 75% owned by, Commonwealth Edison Company . On May 3, 1999, the Nuclear Regulatory Commission advised ComEd that it had classified Quad Cities Station in its Routine Oversight category for nuclear power plants, which is the best of the commission's three new categories, removing the station from the Trending (adversely) Letter status initiated in January 1998. During 1999, Quad Cities Station's capacity factor based on maximum dependable capacity was in excess of 96.0% compared to 51.7% for 1998. The lower capacity factor in 1998 reflects the extended outages at both of the Quad Cities Station units during the first five months of 1998.

     Generating Capability -

     In July 1999, retail customer usage of electricity caused an hourly peak demand of 3,833 MW on MidAmerican Energy's energy system. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. Each Power Pool participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy was able to maintain its capacity reserve requirement during the hot weather in July 1999 and was not adversely affected by the resultant high prices in the off-system market.

     MidAmerican Energy believes it has adequate electric capacity reserve and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by Power Pool.

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Funding is in the process of evaluating the impact of this accounting standard.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Funding is exposed to market risk, including changes in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Funding enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Funding's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

         MidAmerican  Funding uses hedge  accounting for derivative  instruments
pertaining  to  its  natural  gas  purchasing  and  preferred   stock  investing
operations.

     Commodity Price Risk -

     Under the current regulatory framework, MidAmerican Energy is allowed to recover in revenues the cost of gas sold from all of its regulated gas customers through a purchased gas adjustment clause. Because the majority of MidAmerican Energy's firm natural gas supply contracts contain pricing provisions based on a daily or monthly market index, MidAmerican Energy's regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility.

     MidAmerican Energy enters into natural gas futures and swap agreements to mitigate a portion of the market risk retained by its regulated gas customers through the purchased gas adjustment clause. These financial derivative activities are recorded as hedge accounting transactions, with net amounts exchanged or accrued under swap agreements and realized gains or losses on futures contracts included in the cost of gas sold and recovered in revenues from regulated gas customers.

     MidAmerican Energy also derives revenues from nonregulated sales of natural gas. Pricing provisions are individually negotiated with these customers and may include fixed prices or prices based on a daily or monthly market index. MidAmerican Energy enters into natural gas futures and swap agreements to offset the financial impact of variations in natural gas commodity prices for physical delivery to nonregulated customers. These financial derivative activities are also recorded as hedge accounting transactions. MidAmerican Energy had the following financial derivative instruments for its natural gas operations as of December 31:

                                                  1999              1998
                                                  ----              ----

Futures Contracts:
     Net Contract Volumes- Long               2,700,000 MMBtu   6,970,000 MMBtu
     Net Contract Volumes - Short             3,250,000 MMBtu   7,320,000 MMBtu
     Unrealized Loss, in thousands               $ (410)          $(1,815)

Swap Contracts:
     Pay Fixed, Receive Variable Volumes      4,343,065 MMBtu  16,322,181 MMBtu
     Receive Fixed, Pay Variable Volumes      2,754,094 MMBtu           -
     Pay Variable, Receive Variable Volumes  78,423,283 MMBtu           -
     Unrealized Loss, in thousands              $(1,576)          $(2,896)

     A $0.05 increase in underlying natural gas prices would increase unrealized losses on the futures contracts held at December 31, 1999 by approximately $28,000 and would reduce unrealized losses on the above swap contracts by approximately $79,000.

     Interest Rate Risk -

     MidAmerican Capital is exposed to market value risk from changes in interest rates on its preferred stock investments. MidAmerican Capital reviews the interest rate sensitivity of these securities and purchases put options and enters into "short" positions in futures contracts on U.S. Treasury securities for other than trading purposes in order to reduce related interest rate risk. MidAmerican Capital's intent is to manage the risk arising from changes in the general level of interest rates with a change in market value of the hedging instruments. MidAmerican Capital does not purchase or sell hedging instruments for speculative purposes.

     The following table demonstrates the impact of varying interest rate changes to the market value at December 31, 1999 (amounts in thousands)

                                                        Total        Change in
                         Preferred     Futures and     Portfolio   Market Value
                        Stock Market  Options Market    Market       of Total
                           Value          Value         Value        Portfolio

Interest Rate Change:
  200 basis pt decrease   $84,192      $     1         $84,193       $8,581
  100 basis pt decrease    78,692          152          78,844        3,231
Current interest rates     72,983        2,629          75,612            -
  100 basis pt increase    67,461        7,866          75,327         (286)
  200 basis pt increase    62,387       12,367          74,754         (859)

     The number of hedging instrument contracts entered into, or their notional amount, is dependent on, among other things, the duration of the portfolio, specific call provisions of each fixed rate preferred stock, the slope of the Treasury yield curve, the expected volatility of Treasury yields and the cost of using futures and/or options. The notional amount of MidAmerican Capital's hedging instruments at December 31, 1999 and 1998, respectively, are set forth in the following table (dollars in thousands):

                              1999                          1998
                     Contracts    Notional Amt.    Contracts    Notional Amt.
                     ---------    -------------    ---------    -------------

Put Options             500          $45,469          697          $89,063
Futures Contracts         -                -           33            4,217
                        ---          -------          ---          -------
Total                   500          $45,469          730          $93,280
                        ===          =======          ===          =======

     The notional amounts of these hedging instruments do not represent the amounts exchanged by the parties and are not a measure of MidAmerican Capital's financial exposure through its use of these hedging instruments. MidAmerican Capital is exposed only to the initial purchase price of the put options and to changes in the market value of the futures contracts.

     At December 31, 1999, MidAmerican Funding had fixed-rate long-term debt and mandatorily redeemable preferred securities and preferred securities of subsidiary trust totaling $1,670 million with a fair value of $1,581 million. These instruments are fixed-rate and therefore do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $64 million if interest rates were to increase by 10% from their levels at December 31, 1999. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 1999, MidAmerican Funding had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $204 million which expose the company to risk of increased interest expense in the event of increases in short-term interest rates. This market risk in not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 1999 approximated fair value. If the floating interest rates were to increase by 10% from December 31, 1999 levels, MidAmerican Funding's interest expense for the floating rate obligations would increase by approximately $1.8 million annually based on December 31, 1999 principal balances.

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                             MIDAMERICAN
                                               FUNDING                   MHC (PREDECESSOR)
                                            --------------  --------------------------------------------
                                            MARCH 12, 1999  JAN. 1, 1999       YEAR            YEAR
                                               THROUGH        THROUGH          ENDED           ENDED
                                             DECEMBER 31,     MARCH 11,     DECEMBER 31,    DECEMBER 31,
                                                 1999           1999            1998           1997
                                            --------------  ------------    ------------    ------------
OPERATING REVENUES
Regulated electric ........................  $   969,739     $   208,963     $ 1,169,810     $ 1,126,300
Regulated gas .............................      315,238         139,564         429,870         536,306
Nonregulated ..............................      148,069          34,539         176,244         306,931
                                             -----------     -----------     -----------     -----------
                                               1,433,046         383,066       1,775,924       1,969,537
                                             -----------     -----------     -----------     -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .......      179,915          40,232         225,736         235,760
  Cost of gas sold ........................      179,048          79,910         243,451         346,016
  Other operating expenses ................      348,440          93,940         470,328         438,007
  Maintenance .............................       97,787          18,302         110,387         100,543
  Depreciation and amortization ...........      151,130          39,417         182,211         170,540
  Property and other taxes ................       61,259          15,758          87,276          90,651
                                             -----------     -----------     -----------     -----------
                                               1,017,579         287,559       1,319,389       1,381,517
                                             -----------     -----------     -----------     -----------
Nonregulated:
  Cost of sales ...........................      131,093          30,188         144,417         276,711
  Other ...................................       57,241           6,421          40,706          34,583
                                             -----------     -----------     -----------     -----------
                                                 188,334          36,609         185,123         311,294
                                             -----------     -----------     -----------     -----------
  Total operating expenses ................    1,205,913         324,168       1,504,512       1,692,811
                                             -----------     -----------     -----------     -----------

OPERATING INCOME ..........................      227,133          58,898         271,412         276,726
                                             -----------     -----------     -----------     -----------
NON-OPERATING INCOME
Interest income ...........................       18,034           1,411           9,262           5,318
Dividend income ...........................        4,255           1,331          10,251          13,792
Realized gains and losses
  on securities, net ......................       77,983          15,214          11,204           7,798
Other, net ................................        2,325         (18,133)          5,096          15,891
                                             -----------     -----------     -----------     -----------
                                                 102,597            (177)         35,813          42,799
                                             -----------     -----------     -----------     -----------
FIXED CHARGES
Interest on long-term debt ................       93,533          14,814          80,908          89,898
Other interest expense ....................        7,536           3,145          12,682          10,034
Preferred dividends of subsidiaries .......        9,561           2,831          12,932          14,468
Allowance for borrowed funds ..............       (1,022)           (235)         (3,377)         (2,597)
                                             -----------     -----------     -----------     -----------
                                                 109,608          20,555         103,145         111,803
                                             -----------     -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ....................      220,122          38,166         204,080         207,722
INCOME TAXES ..............................       96,045          21,377          76,926          68,390
                                             -----------     -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS .........      124,077          16,789         127,154         139,332
                                             -----------     -----------     -----------     -----------
DISCONTINUED OPERATIONS
Income (Loss) from operations
  (net of income taxes) ...................       11,258             421           4,164            (118)
Loss on disposal (net of income taxes) ....           --              --              --          (4,110)
                                             -----------     -----------     -----------     -----------
                                                  11,258             421           4,164          (4,228)
                                             -----------     -----------     -----------     -----------
NET INCOME ................................  $   135,335     $    17,210     $   131,318     $   135,104
                                             ===========     ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                         MIDAMERICAN
                                                           FUNDING                   MHC (PREDECESSOR)
                                                        --------------   ------------------------------------------
                                                        MARCH 12, 1999   JAN. 1, 1999      YEAR           YEAR
                                                           THROUGH          THROUGH        ENDED          ENDED
                                                         DECEMBER 31,      MARCH 11,    DECEMBER 31,   DECEMBER 31,
                                                              1999          1999           1998           1997
                                                        --------------   ------------   -----------    -----------

NET INCOME ..........................................     $ 135,335        $ 17,210      $ 131,318      $135,104
                                                          ---------        --------      ---------      --------
OTHER COMPREHENSIVE INCOME, NET
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period .....        77,942          79,236        (14,743)      223,927
  Less reclassification adjustment for realized gains
    (losses) reflected in net income during period ..        77,983          15,214         11,204         7,787
                                                          ---------        --------      ---------      --------
                                                                (41)         64,022        (25,947)      216,140
Income tax expense (benefit) ........................           (14)         22,408         (9,002)       75,567
                                                          ---------        --------      ---------      --------
Other comprehensive income (loss), net ..............           (27)         41,614        (16,945)      140,573
                                                          ---------        --------      ---------      --------

COMPREHENSIVE INCOME ................................     $ 135,308        $ 58,824      $ 114,373      $275,677
                                                          =========        ========      =========      ========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 AS OF DECEMBER 31
                                                            ----------------------------
                                                            MIDAMERICAN         MHC
                                                              FUNDING      (PREDECESSOR)
                                                                1999           1998
                                                            -----------    -------------
ASSETS
UTILITY PLANT
Electric ..................................................  $4,209,281     $4,255,058
Gas .......................................................     809,112        786,169
                                                             ----------     ----------
                                                              5,018,393      5,041,227
Less accumulated depreciation and amortization ............   2,546,516      2,426,564
                                                             ----------     ----------
                                                              2,471,877      2,614,663
Construction work in progress .............................      33,739         26,369
                                                             ----------     ----------
                                                              2,505,616      2,641,032
                                                             ----------     ----------
POWER PURCHASE CONTRACT ...................................          --        150,401
                                                             ----------     ----------
CURRENT ASSETS
Cash and cash equivalents .................................       6,235          6,107
Receivables, less reserves of $469 and $503, respectively .     215,361        181,817
Inventories ...............................................      82,823         94,771
Prepaid taxes .............................................      22,889         22,889
Other .....................................................      12,301         17,541
                                                             ----------     ----------
                                                                339,609        323,125
                                                             ----------     ----------
INVESTMENTS AND NONREGULATED PROPERTY, NET ................     519,201        749,508
INVESTMENT IN DISCONTINUED OPERATIONS .....................          --         43,907
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ....   1,482,992         12,552
OTHER ASSETS ..............................................     347,935        323,811
                                                             ----------     ----------
TOTAL ASSETS ..............................................  $5,195,353     $4,244,336
                                                             ==========     ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION

Member's equity ...........................................  $1,800,416     $1,200,950
MidAmerican Energy preferred securities,
  not subject to mandatory redemption .....................      31,759         31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .................      50,000         50,000
  MidAmerican Energy-obligated preferred securities
    of subsidiary trust holding solely MidAmerican
  Energy junior subordinated debentures ...................     101,598        100,000
Long-term debt (excluding current portion) ................   1,508,394        939,553
                                                             ----------     ----------
                                                              3,492,167      2,322,262
                                                             ----------     ----------
CURRENT LIABILITIES
Notes payable .............................................     204,000        339,826
Current portion of long-term debt .........................     134,082        105,995
Current portion of power purchase contract ................      15,767         15,034
Accounts payable ..........................................     165,915        167,348
Taxes accrued .............................................     110,592        107,332
Interest accrued ..........................................      29,555         15,533
Other .....................................................      42,392         51,316
                                                             ----------     ----------
                                                                702,303        802,384
                                                             ----------     ----------
OTHER LIABILITIES
Power purchase contract ...................................      52,282         68,093
Deferred income taxes .....................................     520,088        733,448
Investment tax credit .....................................      71,757         77,421
Other .....................................................     356,756        240,728
                                                             ----------     ----------
                                                              1,000,883      1,119,690
                                                             ----------     ----------
TOTAL CAPITALIZATION AND LIABILITIES ......................  $5,195,353     $4,244,336
                                                             ==========     ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                MIDAMERICAN
                                                                  FUNDING                  MHC (PREDECESSOR)
                                                              --------------  --------------------------------------------
                                                              MARCH 12, 1999  JAN. 1, 1999      YEAR            YEAR
                                                                  THROUGH        THROUGH        ENDED           ENDED
                                                               DECEMBER 31,     MARCH 11,     DECEMBER 31,    DECEMBER 31,
                                                                   1999            1999           1998           1997
                                                              --------------  ------------    ------------    ------------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................    $   135,335     $    17,210     $   131,318     $   135,104
Adjustments to reconcile net income to net cash provided:
  (Income)/loss from discontinued operations .............        (11,258)           (421)         (4,164)          4,228
  Depreciation and amortization ..........................        181,763          39,865         200,920         197,454
  Net decrease in deferred income taxes and investment
     tax credit, net .....................................       (114,775)         (2,327)        (24,800)        (71,191)
  Amortization of other assets and liabilities ...........         29,272          12,035          40,264          33,761
  Gain on sale of securities, assets and other investments        (78,906)        (15,478)        (24,629)         (9,996)
  Other-than-temporary decline in value of investments ...             --              --             273           3,795
  Cash inflows (outflows) of accounts receivable
    securitization .......................................        (12,877)         10,000         (10,000)         70,000
  Impact of changes in working capital, net of effects
     from discontinued operations ........................        (25,637)         38,190          42,046          32,973
  Other ..................................................         18,078           4,878         (18,845)        (15,904)
                                                              -----------     -----------     -----------     -----------
    Net cash provided by continuing operations ...........        120,995         103,952         332,383         380,224
    Net cash provided by discontinued operations .........         28,967            (429)          6,754           8,189
                                                              -----------     -----------     -----------     -----------
    Net cash provided by operating activities ............        149,962         103,523         339,137         388,413
                                                              -----------     -----------     -----------     -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................       (186,651)        (16,924)       (193,354)       (166,932)
Quad Cities Nuclear Power Station decommissioning
  trust fund .............................................         (8,181)         (2,189)        (11,409)         (9,819)
Deferred energy efficiency expenditures ..................             --              --              --         (12,258)
Nonregulated capital expenditures ........................        (16,295)         (6,058)        (45,466)        (14,066)
Purchase of securities
  Available for sale .....................................       (110,785)        (12,307)       (142,963)       (159,190)
  Held to maturity .......................................             --              --            (361)           (580)
Proceeds from sale of securities
  Available for sale .....................................        517,127          72,468         213,563         180,570
  Held to maturity .......................................             --           2,984           3,896             320
Proceeds from sale of assets and other investments .......          1,964           1,097          38,162          57,433
Notes receivable from affiliate ..........................       (122,565)             --              --              --
Purchase of MHC, net of cash received ....................     (2,429,532)             --              --              --
Proceeds from sales of discontinued operations,
  net of liabilities settled .............................             --              --              --         193,342
Investments in discontinued operations ...................         (7,751)             --         (37,990)             --
Other investing activities, net ..........................          5,553          (7,894)         (3,618)         (1,360)
                                                              -----------     -----------     -----------     -----------
  Net cash provided by (used in) continuing operations ...     (2,357,116)         31,177        (179,540)         67,460
  Net cash provided by (used in) discontinued operations .        (35,079)         (1,056)        (29,757)         (1,517)
                                                              -----------     -----------     -----------     -----------
  Net cash provided by (used in) investing activities ....     (2,392,195)         30,121        (209,297)         65,943
                                                              -----------     -----------     -----------     -----------

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                               MIDAMERICAN
                                                                 FUNDING                     MHC (PREDECESSOR)
                                                              --------------     ------------------------------------------
                                                              MARCH 12, 1999     JAN. 1, 1999     YEAR           YEAR
                                                                THROUGH             THROUGH        ENDED          ENDED
                                                              DECEMBER 31,         MARCH 11,    DECEMBER 31,   DECEMBER 31,
                                                                  1999               1999          1998             1997
                                                              ------------       ------------   ------------   ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ....................................    $        --         $ (30,359)    $(113,144)     $(117,605)
Issuance of long-term debt, net of
  issuance costs and rate swap ...........................        706,525                --       158,414             --
Retirement of long-term debt, including reacquisition cost       (105,868)             (127)     (302,477)      (122,300)
Reacquisition of preferred shares ........................             --                --            (4)            (6)
Reacquisition of common shares ...........................             --           (50,629)     (101,765)       (96,618)
Equity contribution from parent ..........................      1,727,651                --            --             --
Increase in MidAmerican Capital Company
   unsecured revolving credit facility ...................             --                --        51,000          7,900
Repayment of MidAmerican Capital Company unsecured
   revolving credit facility .............................             --           (34,600)      (16,400)      (182,400)
Net increase (decrease) in notes payable .................        (85,952)          (15,274)      167,172        (23,936)
                                                              -----------         ---------     ---------     ----------
   Net cash used in continuing operations ................      2,242,356          (130,989)     (157,204)      (534,965)
   Net cash provided by (used in) discontinued operations          12,661             1,719        17,014         (6,602)
                                                              -----------         ---------     ---------     ----------
   Net cash provided by (used in) financing activities ...      2,255,017          (129,270)     (140,190)      (541,567)
                                                              -----------         ---------     ---------     ----------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS
   OF DISCONTINUED OPERATIONS ............................         (6,549)             (234)        5,989            (70)
                                                              -----------         ---------     ---------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....          6,235             4,140        (4,361)       (87,281)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........             --             6,107        10,468         97,749
                                                              -----------         ---------     ---------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............    $     6,235         $  10,247     $   6,107     $   10,468
                                                              ===========         =========     =========     ==========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................    $    84,753         $  15,458     $  90,801     $   96,805
                                                              ===========         =========     =========     ==========
Income taxes paid ........................................    $   203,192         $   8,401     $ 100,917     $  130,521
                                                              ===========         =========     =========     ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      AS OF DECEMBER 31
                                                          -------------------------------------------
                                                              MIDAMERICAN                   MHC
                                                                FUNDING                (PREDECESSOR)
                                                                 1999                     1998
                                                          --------------------    -------------------
MEMBER'S EQUITY
Paid in Capital.......................................    $1,670,866             $  724,778
Retained earnings.....................................       129,577                355,000
Accumulated other comprehensive income (loss), net....           (27)               121,172
                                                          ----------             ----------
                                                           1,800,416     51.6%    1,200,950    51.7%
                                                          ----------     -----   ----------    -----
MIDAMERICAN ENERGY PREFERRED SECURITIES
   (100,000,000 SHARES AUTHORIZED)
  Cumulative shares outstanding not
    subject to mandatory redemption:
    $3.30 Series, 49,451 shares.......................         4,945                  4,945
    $3.75 Series, 38,305 shares.......................         3,831                  3,831
    $3.90 Series, 32,630 shares.......................         3,263                  3,263
    $4.20 Series, 47,362 shares.......................         4,736                  4,736
    $4.35 Series, 49,945 shares.......................         4,994                  4,994
    $4.40 Series, 50,000 shares.......................         5,000                  5,000
    $4.80 Series, 49,898 shares.......................         4,990                  4,990
                                                           ---------             ----------
                                                              31,759      0.9%       31,759     1.4%
                                                           ---------     -----   ----------    -----
  Cumulative shares outstanding;
    subject to mandatory redemption:
      $5.25 Series, 100,000 shares....................        10,000                 10,000
      $7.80 Series, 400,000 shares....................        40,000                 40,000
                                                          ----------              ---------
                                                              50,000      1.4%       50,000      2.1%
                                                          ----------     -----    ---------     -----
MIDAMERICAN ENERGY-OBLIGATED PREFERRED SECURITIES
MidAmerican Energy-obligated mandatorily redeemable
   cumulative preferred securities of subsidiary
   trust holding solely MidAmerican Energy
   junior subordinated debentures:
     7.98% Series, 4,000,000 shares...................       101,598      2.9%      100,000      4.3%
                                                           ---------     -----   ----------     -----
LONG-TERM DEBT
MidAmerican Energy mortgage bonds:
  6% Series, due 2000.................................             -                 35,000
  6.75% Series, due 2000..............................             -                 75,000
  7.125% Series, due 2003.............................       100,000                100,000
  7.70% Series, due 2004..............................        55,630                 55,630
  7% Series, due 2005.................................        90,500                 90,500
  7.375% Series, due 2008.............................        75,000                 75,000
  7.45% Series, due 2023..............................         6,940                  6,940
  6.95% Series, due 2025..............................        12,500                 12,500
MidAmerican Energy pollution
  control revenue obligations:
    5.75% Series, due periodically through 2003.......         7,200                  7,704
    6.7% Series, due 2003..............................        1,000                  1,000
    6.1% Series, due 2007..............................        1,000                  1,000
    5.95% Series, due 2023
      (secured by general mortgage bonds).............        29,030                 29,030


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
              CONSOLIDATED STATEMENTS OF CAPITALIZATION (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      AS OF DECEMBER 31
                                                          -------------------------------------------
                                                              MIDAMERICAN              MHC
                                                                FUNDING            (PREDECESSOR)
                                                                 1999                  1998
                                                          --------------------  ---------------------

LONG-TERM DEBT (CONTINUED)
  Variable rate series -
    Due 2016 and 2017, 3.95% and 3.7%, respectively...    $   37,600            $    37,600
    Due 2023 (secured by general mortgage bonds,
      3.95% and 3.7%, respectively)...................        28,295                 28,295
    Due 2023, 3.95% and 3.7%, respectively............         6,850                  6,850
    Due 2024, 3.95% and 3.7%, respectively............        34,900                 34,900
    Due 2025, 3.95% and 3.7%, respectively............        12,750                 12,750
MidAmerican Energy notes:
    8.75% Series, due 2002............................           240                    240
    6.5% Series, due 2001.............................       100,000                100,000
    6.375% Series, due 2006...........................       160,000                160,000
Obligation under capital lease........................         1,698                  1,539
Unamortized debt premium and discount, net............        (1,495)                (1,925)
                                                           ---------              ---------
      Total utility...................................       759,638     21.8%      869,553     37.5%
                                                           ---------    ------    ---------    ------

Nonregulated subsidiaries notes:
    8.52% Series, due 2000 through 2002...............        46,667      1.3%       70,000      3.0%
                                                           ---------    ------    ---------    ------

MidAmerican Funding Parent Debt
    5.85% Senior Secured Notes due 2001...............       200,000                      -
    6.339% Senior Secured Notes Due 2009..............       175,000                      -
    6.927% Senior Secured Notes Due 2029..............       325,000
    Other.............................................         2,089                      -
                                                           ---------
      Total MidAmerican Funding Parent................       702,089     20.1%            -        -
                                                           ---------    ------     --------    ------
                                                           1,508,394     43.2%      939,553     40.5%
                                                          ----------    ------     --------    ------

TOTAL CAPITALIZATION..................................    $3,492,167    100.0%   $2,322,262    100.0%
                                                          ==========    ======   ==========    ======

                            MIDAMERICAN FUNDING, LLC
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (IN THOUSANDS)

                                          MIDAMERICAN
                                            FUNDING                   MHC (PREDECESSOR)
                                         --------------   ------------------------------------------
                                         MARCH 12, 1999   JAN. 1, 1999     YEAR           YEAR
                                            THROUGH         THROUGH        ENDED          ENDED
                                          DECEMBER 31,      MARCH 11,    DECEMBER 31,   DECEMBER 31,
                                             1999            1999           1998           1997
                                         --------------   ------------   ------------   ------------
BEGINNING OF YEAR......................      $      -       $355,000       $409,296       $440,971
                                             --------       --------       --------       --------
NET INCOME.............................       135,335         17,210        131,318        135,104
                                             --------       --------       --------       --------
DEDUCT (ADD):
Repurchase of common shares............             -         33,134         72,470         49,174
Dividends declared on common shares....             -         30,359        113,144        117,605
Distribution of subsidiary to parent...         5,758              -              -              -
                                             --------       --------       --------       --------
                                                5,758         63,493        185,614        166,779
                                             --------       --------       --------       --------
END OF YEAR............................      $129,577       $308,717       $355,000       $409,296
                                             ========       ========       ========       ========

The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A) COMPANY STRUCTURE:

     MidAmerican Funding, LLC is an Iowa limited liability company and a direct wholly-owned subsidiary of MidAmerican Energy Holdings Company. MidAmerican Funding's direct wholly-owned subsidiary is MHC Inc., a public utility holding company. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other significant wholly-owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

     The current corporate structure is the result of a merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc. CalEnergy, through a reincorporation transaction, was renamed MidAmerican Energy Holdings Company. MidAmerican
Holdings is an exempt public utility holding company headquartered in Des Moines, Iowa.

     In conjunction with the transaction, MidAmerican Funding paid $27.15 in cash for each outstanding share of MHC common stock for a total of approximately $2.42 billion in a merger pursuant to which MHC became a direct wholly-owned subsidiary of MidAmerican Funding. The merger has been accounted for as a purchase business combination. The purchase price has been allocated to assets acquired and liabilities assumed based on preliminary valuations. The final purchase price allocation has not been completed; however, MidAmerican Funding does not anticipate any material changes based on currently available information. MidAmerican Funding recorded the estimated excess of cost over fair value of net assets acquired of approximately $1.5 billion which is being amortized using the straight-line method over a 40 year period.

     Unaudited pro forma consolidated revenue and net income of MidAmerican Funding and MHC for the twelve months ended December 31, 1999 and 1998, as if the acquisition had occurred at the beginning of the year after giving effect to pro forma adjustments related to the acquisition, including the senior secured notes and bonds, were $1.82 billion and $157.7 million respectively, compared to $1.78 billion and $78.8 million respectively, for 1998.

     (B) CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican Funding and its wholly owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classification of amounts for 1999 are different than that of prior years. Accordingly historical amounts have been reclassified. Amounts related to MidAmerican Realty are reflected as discontinued operations (refer to Note 9). All significant intercompany transactions have been eliminated.

     (C) REGULATION:

     MidAmerican Energy's utility operations are subject to the regulation of the Iowa Utilities Board, the Illinois Commerce Commission, the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission. MidAmerican Energy's accounting policies and the accompanying Consolidated Financial Statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet criteria set forth in SFAS 71. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The majority of MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican Energy's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of industry restructuring legislation in Illinois. Thus, in 1997, MidAmerican Energy was required to write off the regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of these write-offs was not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. The following regulatory assets, primarily included in Other Assets in the Consolidated Balance Sheets, represent probable future revenue to MidAmerican Energy because these costs are expected to be recovered in charges to utility customers (in thousands):

                                           Weighted Average    MidAmerican       MHC
                                            Future Recovery      Funding     (Predecessor)
                                                Period             1999         1998
                                           ----------------    -----------   -------------

     Deferred income taxes.................    13 years         $140,658       $148,036
     Energy efficiency costs...............     3 years           46,514         74,509
     Debt refinancing costs................     6 years           34,650         40,233
     Nuclear generation assets.............     6 years           19,581              -
     Environmental costs...................    10 years           27,837         23,427
     Enrichment facilities decommissioning.     6 years            6,953          8,659
     Unamortized costs of retired plant....     1 year             1,303          3,537
     Other.................................      Various           1,261          7,088
                                                                --------       --------
            Total..........................                     $278,757       $305,489
                                                                ========       ========

     A return is generally not earned on the regulatory assets in setting rates due to the fact that a cash outlay was not required for amounts listed as income taxes, environmental costs and enrichment facilities decommissioning. The amortization of the assets is recoverable over periods shown above.

     (D) REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Accrued unbilled revenues were $93.4 million and $79.8 million at December 31, 1999 and 1998, respectively, and are included in Receivables on the Consolidated Balance Sheets.

     MidAmerican Energy's Illinois and South Dakota jurisdictional sales, or approximately 11% of total retail electric sales, and all of its retail gas sales are subject to adjustment clauses. These clauses allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the costs of gas, fuel for generation or purchased power change. The costs recovered in revenues through use of the adjustment clauses are charged to expense in the same period.

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:


                  MidAmerican      MHC (Predecessor)
                    Funding        -----------------
                     1999          1998         1997
                  -----------      ----         ----

      Electric...     4.0%          3.9%         3.8%
      Gas    ....     3.5%          3.4%         3.4%

     Utility plant is stated at original cost which includes overhead costs, administrative costs and an allowance for funds used during construction.

     The cost of repairs and minor replacements is charged to maintenance expense. Property additions and major property replacements are charged to plant accounts. The cost of depreciable units of utility plant retired or disposed of in the normal course of business is eliminated from the utility plant accounts and such cost, plus net removal cost, is charged to accumulated depreciation.

     An allowance for the estimated annual decommissioning costs of the Quad Cities Nuclear Power Station equal to the level of funding is included in depreciation expense. See Note 4(e) for additional information regarding decommissioning costs.

     (F) INVESTMENTS AND NONREGULATED PROPERTY, NET:

     Investments, managed primarily through MidAmerican Funding's nonregulated subsidiaries, include the following amounts as of December 31 (in thousands):

                                             MidAmerican       MHC
                                               Funding     (Predecessor)
                                                1999           1998
                                             -----------    -----------

     Marketable securities.................    $ 84,652       $393,554
     Nuclear decommissioning trust fund....     141,646        116,973
     Notes with parent.....................     122,565              -
     Corporate owned life insurance........      64,836         43,945
     Equipment leases......................      48,834         72,068
     Energy projects.......................       1,997         14,154
     Special-purpose funds.................       4,262          9,069
     Real estate...........................       7,438         42,413
     Coal transportation property..........      11,792         12,538
     Communications........................       7,431         19,750
     Security..............................         722            849
     Other.................................      23,026         24,195
                                               --------       --------
          Total............................    $519,201       $749,508
                                               ========       ========

     Marketable securities generally consist of preferred stocks, common stocks and mutual funds held by MidAmerican Capital. Investments in marketable securities classified as available-for-sale are reported at fair value (see Note
(12)) with net unrealized gains and losses reported as a net of tax amount in Member's Equity until realized. Investments in marketable securities that are classified as held-to-maturity are reported at amortized cost. An other-than-temporary decline in the value of a marketable security is recognized through a write-down of the investment to earnings.

     Equipment leases, which are held by MidAmerican Capital, are comprised of equity financing provided for five commercial passenger aircraft leased to major United States airlines and a seven percent undivided interest in an electric generating station, which is leased to a utility located in Arizona. The base lease terms vary from 20 years to 30 years. MidAmerican Capital's initial equity investment in the aircraft represented 20% - 34% of the purchase price; the remaining amount was furnished by third-party non-recourse lenders. MidAmerican Capital has also invested in two safe harbor lease transactions involving subway cars with a metropolitan transit authority located on the east coast and ferry boats to entities engaged in providing recreational boat tours. The base lease terms vary from 13.5 years to 27 years. The investments are exposed to the credit risk of the lessees.

     Notes with parent at December 31, 1999, are comprised of the unsecured outstanding balances of a note with a subsidiary of MHC carrying interest of 5.7% annually and a $100 million revolving credit arrangement with MHC carrying interest at the 30-day LIBOR rate plus 25 basis points. Both balances are due on demand.

     Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reported as adjustments to the accumulated provision for nuclear decommissioning.

     Energy projects consist of investments in solar electric generating facilities, a hydroelectric development company, energy marketing assets and a gas-fired cogeneration plant. The investments are supported by long-term sales contracts to electric utilities primarily based on market price.

     Investment in real estate is comprised primarily of a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 1999, 28.5% of the development available for sale had been sold.

     The investment in corporate owned life insurance represents the cash value of life insurance policies on certain key executives.

     (G) CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican Funding considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital, net of effects from discontinued operations was as follows (in thousands):

                                MidAmerican
                                  Funding                    MHC (Predecessor)
                               --------------   ------------------------------------------
                               March 12, 1999   Jan. 1, 1999      Year          Year
                                  through          through        Ended         Ended
                                December 31,      March 11,    December 31,   December 31,
                                    1999           1999           1998          1997
                               --------------   ------------   ------------   ------------

    Receivables...............    $(35,976)        $ 5,310        $35,654       $34,544
    Inventories...............     (11,753)         23,701         (8,680)        4,773
    Prepaid taxes.............           -               -        (22,889)            -
    Other current assets......        (158)          5,398            911        (7,421)
    Accounts payable..........      24,560         (25,994)        21,493       (23,950)
    Taxes accrued.............       7,956          10,410         14,703        10,375
    Interest accrued..........      13,098             923         (6,821)       (6,158)
    Other current liabilities.     (23,364)         18,442          7,675        20,810
                                  --------        --------        -------       -------
          Total...............    $(25,637)        $38,190        $42,046       $32,973
                                  ========         =======        =======       =======

     (H) ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Under a long-term power purchase contract with Nebraska Public Power District, expiring in 2004, MidAmerican Energy purchases one-half of the output of the 778-megawatt Cooper Nuclear Station. The Consolidated Balance Sheets include a liability for MidAmerican Energy's fixed obligation to pay 50% of the Nebraska Public Power District's Nuclear Facility Revenue Bonds and other fixed liabilities.

     Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation and are being amortized and recovered in rates over either a five-year period or the term of the power purchase contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. MidAmerican Energy began charging the remaining Cooper capital improvement costs to expense for jurisdictions other than Iowa as incurred in January 1997.

     The fuel cost portion of the power purchase contract is included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. All other costs MidAmerican Energy incurs in relation to its long-term power purchase contract with Nebraska Public Power District are included in Other Operating Expenses on the Consolidated Statements of Income.

     See Notes 4(d), 4(e) and 4(f) for additional information regarding the power purchase contract.

     (I) ACCOUNTING FOR DERIVATIVES:

         1) Preferred Stock Hedge Instruments:

     MidAmerican Funding is exposed to market value risk from changes in interest rates for fixed rate sinking fund preferred and perpetual preferred stocks (fixed rate preferred stocks) included in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets. MidAmerican Funding reviews the interest rate sensitivity of these securities and purchases put options on U.S. Treasury securities (put options) to reduce interest rate risk on preferred stocks. MidAmerican Funding does not purchase or sell put options for speculative purposes. MidAmerican Funding's intent is to substantially offset any change in market value of the fixed rate preferred stocks due to a change in interest rates with a change in market value of the put options. Because the put options are purchased options, MidAmerican Funding is at risk for the premiums paid for the options. Aggregate premiums paid for options outstanding at December 31, 1999 and 1998 were $1.8 million and $3.6 million respectively.

     The preferred stocks are publicly traded securities and, as such, changes in their fair value are reported, net of income taxes, as a part of accumulated other comprehensive income, net in Member's Equity. Unrealized gains and losses on the associated put options are included in the determination of the fair value of the preferred stocks. The fair value of the put options, including unrealized gains and losses, included in the determination of the fair value of the preferred securities as of December 31, 1999 and 1998, was $2.6 million and $2.9 million, respectively. Realized gains and losses on the put options are included in Realized Gains and Losses on Securities, Net in the Consolidated Statements of Income in the period the underlying hedged fixed rate preferred stocks are sold. At December 31, 1999 and 1998, put options were outstanding with a notional value of $45.5 million and $89.1 million, respectively.

          2) Gas Futures Contracts and Swaps:

     MidAmerican Energy uses gas futures contracts and swap contracts to reduce the volatility in the price of natural gas purchased to meet the needs of its customers. Investments in natural gas futures contracts, which total $0.6 million and $0.3 million as of December 31, 1999 and 1998, respectively, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold or Nonregulated Costs of Sales consistent with the expense for the physical commodity. Deferred net losses related to MidAmerican Energy's gas futures contracts are $(0.4) million and $(1.9) million as of December 31, 1999 and 1998, respectively.

     MidAmerican Energy periodically evaluates the effectiveness of its natural gas hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income. The following hedging instruments were outstanding at December 31:

                                        MidAmerican Funding   MHC (Predecessor)
                                               1999                1998
                                    -----------------------   ----------------------
                                     Notional     Market       Notional     Market
                                      Volume      Value         Volumes      Value
                                      (MMBtu)   (Per MMBtu)     (MMBtu)   (Per MMBtu)
                                    ----------  -----------   ----------  ----------


     Natural Gas Futures (Long)...   2,700,000     $  2.340     6,970,000  $ 1.857
     Natural Gas Futures (Short)..   3,250,000     $  2.342     7,320,000  $ 1.854
     Natural Gas Swaps............  85,520,442     $(0.018)   16,322,181   $(0.177)


     3) New Accounting Pronouncement:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for MidAmerican Funding on January 1, 2001. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS 133 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. MidAmerican Funding is in the process of evaluating the impact of this accounting pronouncement.

     (J) GOODWILL:

     The Consolidated Balance Sheets include goodwill related to various acquisitions. The following schedule summarizes the goodwill, net of accumulated amortization, remaining on the Consolidated Balance Sheets as of December 31 (in thousands):

                                                 MidAmerican       MHC
                                  Amortization     Funding      (Predecessor)
                                     Period         1999           1998
                                  ------------   -----------    ------------

     Utility operations.........    40 years      $1,474,552        $     -
     Nonregulated natural gas
       marketing companies......     -                     -          3,736
     Security companies.........    25 years           8,440          8,816
                                                  ----------        -------
                                                  $1,482,992        $12,552
                                                  ==========        =======

     Goodwill is amortized using the straight-line method. Amortization expense is included in Other Nonregulated Expense in the Consolidated Statements of Income and totaled $34.1 million, $0.7 million and $0.6 million for 1999, 1998 and 1997, respectively.

     (K) DETAIL OF OTHER COMPREHENSIVE INCOME:

     Comprehensive income refers, in general, to changes in MidAmerican Funding's equity, except those resulting from transactions with MidAmerican Energy Holdings Company. "Unrealized holding gains (losses) during period" reflects the overall increase (decrease) in the market value of marketable securities held by MidAmerican Funding as available-for-sale. The "reclassification adjustment" removes any gains (losses) that have been realized from sales of those securities and reflected in MidAmerican Funding's Net Income. The following table shows the income tax expense or benefit related to each component (in thousands):


                                                    MidAmerican
                                                      Funding                        MHC (Predecessor)
                                                    --------------  ----------------------------------------
                                                    March 12, 1999  Jan. 1, 1999     Year          Year
                                                        through        through       Ended         Ended
                                                     December 31,     March 11,   December 31,  December 31,
                                                         1999           1999         1998          1997
                                                    --------------  ------------  ------------  ------------

Unrealized holding gains (losses) during period:
  Before income taxes...........................        $77,942       $79,236       $(14,743)     $223,927
  Income tax (expense)/benefit..................        (27,280)      (27,733)         5,081       (78,289)
                                                        -------       -------       --------      --------
                                                         50,662        51,503         (9,662)      145,638
                                                        -------       -------       --------      --------

Less reclassification adjustment
  for realized gains (losses) reflected
  in net income during period:
    Before income taxes.........................         77,983        15,214         11,204         7,787
    Income tax (expense)/benefit................        (27,294)       (5,325)        (3,921)       (2,722)
                                                        -------       -------       --------      --------
                                                         50,689         9,889          7,283         5,065
                                                        -------       -------       --------      --------
Other comprehensive income (loss), net..........        $   (27)      $41,614       $(16,945)     $140,573
                                                        =======       =======       ========      ========

(2)  LONG-TERM DEBT:

     MidAmerican Funding's sinking fund requirements and maturities of long-term debt for 2000 through 2004 are $134 million, $327 million, $26 million, $106 million and $56 million, respectively.

     MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rate shown in the Consolidated Statements of Capitalization is the weighted average interest rate as of December 31, 1999 and 1998. MidAmerican Energy maintains dedicated revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises, and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

(3)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican Energy had undivided interests at December 31, 1999, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican Energy's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican Energy's share of the expenses of these units (dollars in millions).


                                 Nuclear                         Coal Fired
                               -----------   ------------------------------------------
                                                     Council
                               Quad Cities   Neal    Bluffs    Neal   Ottumwa   Louisa
                                  Units      Units    Unit     Unit     Unit     Unit
                               No.1 & 2      No. 3    No. 3    No. 4    No. 1    No. 1
                               -----------   -----   -------   -----  -------   ------

      In service date..........     1972     1975     1978      1979    1981     1983
      Utility plant in service.     $223     $134     $298      $167    $212     $536
      Accumulated depreciation.     $ 99     $ 84     $183      $ 98    $115     $268
      Unit capacity-MW.........    1,523      515      675       630     708      700
      Percent ownership........     25.0%    72.0%    79.1%     40.6%    52.0%    88.0%

(4)  COMMITMENTS AND CONTINGENCIES:

     (A) CAPITAL EXPENDITURES:

     Utility construction expenditures for 2000 are estimated to be $211 million, including $19 million for Quad Cities Station nuclear fuel. Nonregulated capital expenditures depend upon the availability of investment opportunities and other factors. During 2000, these expenditures are estimated to be approximately $2 million.

     (B) MANUFACTURED GAS PLANT FACILITIES:

     The United States Environmental Protection Agency and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is currently conducting field investigations at eighteen sites and has conducted interim removal actions at six of the eighteen sites. In addition, MidAmerican Energy has completed investigations and removals at four sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 1999 was $28 million. The estimate consists of $3 million for investigation costs, $10 million for remediation costs, $13 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Funding projects that these amounts will be paid or incurred over the next 10 years.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remedial costs is accrued. If necessary, the estimate is revised when a consent order is issued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

     The Illinois Commerce Commission has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs. MidAmerican Energy intends to pursue recovery of the remediation costs from other potentially responsible parties and its insurance carriers.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Funding's financial position or results of operations.

     (C) CLEAN AIR ACT:

     On July 18, 1997, the Environmental Protection Agency adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the Environmental Protection Agency will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means. In August 1998, the Iowa Environmental Protection Commission adopted by reference the National Ambient Air Quality Standards for ozone and fine particulate matter.

     In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the Environmental Protection Agency indicating the Environmental Protection Agency had not expressed sufficient justification for the basis of establishing the standards and ruling that the Environmental Protection Agency has exceeded its constitutionally-delegated authority in setting the standards. The Environmental Protection Agency's appeal of the court's ruling to the full panel of the United States District Court of Appeals for the District of Columbia was denied. The Environmental Protection Agency filed a petition for a writ of certiorari to the United States Supreme Court on January 27, 2000, seeking review of the lower court's decision.

     As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the Environmental Protection Agency successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy's fossil fuel generating stations may be subject to emission reductions if the stations are located in nonattainment areas. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its fossil fuel generating stations or decrease the number of hours during which these stations operate. The degree to which MidAmerican Energy may be required to install control equipment or decrease operating hours under a nonattainment scenario will be determined by the state's assessment of MidAmerican Energy's relative contribution, along with other emission sources, to the nonattainment status. The installation of control equipment would result in increased costs to MidAmerican Energy. A decrease in the number of hours during which the affected stations operate would decrease the revenues of MidAmerican Energy. An increase in costs incurred by MidAmerican Energy or a decrease in the revenues earned by MidAmerican Energy would decrease the amount of funds MidAmerican Energy has available to make distributions to MidAmerican Funding.

     (D) LONG-TERM POWER PURCHASE CONTRACT:

     Payments to the Nebraska Public Power District cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of nuclear fuel cost (including nuclear fuel disposal) based on energy delivered. The debt service portion is approximately $1.5 million per month for 1999 and is not contingent upon the plant being in service. In addition, MidAmerican Energy pays one-half of the Nebraska Public Power District's decommissioning funding related to Cooper.

     The debt amortization and Department of Energy enrichment plant decontamination and decommissioning component of MidAmerican Energy's payments to the Nebraska Public Power District were $15.1 million, $14.4 million and $13.8 million and the net interest component, which is included in Other Operating Expenses in the Consolidated Statements of Income, was $2.5 million, $2.9 million and $3.8 million each for the years 1999, 1998 and 1997, respectively.

     MidAmerican Energy's payments for the debt principal portion of the power purchase contract obligation and the Department of Energy enrichment plant decontamination and decommissioning payments are $15.8 million, $16.6 million, $17.4 million and $18.3 million for 2000 through 2003, respectively.

     (E) DECOMMISSIONING COSTS:

     Based on site-specific decommissioning studies that include decontamination, dismantling, site restoration and dry fuel storage cost, MidAmerican Energy's share of expected decommissioning costs for Cooper and Quad Cities Station, in 1999 dollars, is $267 million and $255 million, respectively. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. These costs are reflected as base rates in Iowa tariffs.

     For purposes of developing a decommissioning funding plan for Cooper, the Nebraska Public Power District assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

     As of December 31, 1999, MidAmerican Energy's share of funds set aside by the Nebraska Public Power District in internal and external accounts for decommissioning was $109.8 million. In addition, the funding plan also assumes various funds and reserves currently held to satisfy the Nebraska Public Power District bond resolution requirements will be available for plant decommissioning costs after the bonds are retired in early 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. MidAmerican Energy makes payments to the Nebraska Public Power District related to decommissioning Cooper. The Cooper decommissioning component of MidAmerican Energy's payments to the Nebraska Public Power District was $11.3 million, $7.9 million and $11.3 million for the years 1999, 1998, and 1997, respectively, and is included in Other Operating Expenses in the Consolidated Statements of Income. Earnings from the internal account and external trust fund, which are recognized by the Nebraska Public Power District as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     External trusts have been established for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 1999, was $141.6 million and is included in Other Liabilities and a like amount is reflected in Investments and represents the fair value of the assets held in the trusts.

     MidAmerican Energy's provision for depreciation included costs for Quad Cities Station nuclear decommissioning of $10.4 million, $11.4 million and $9.8 million for 1999, 1998 and 1997, respectively. The provision charged to expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican Energy's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 5.0% and the assumed annual return on funds in the trust is 6.9%. Earnings, net of investment fees, on the assets in the trust fund were $1.9 million, $1.7 million and $4.5 million for 1999, 1998 and 1997, respectively. See Note (12) for information regarding unrealized gains and losses.

     (F) NUCLEAR INSURANCE:

     MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station and Cooper through a combination of insurance purchased by the Nebraska Public Power District (the owner and operator of Cooper) and ComEd (the joint owner and operator of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

     The Nebraska Public Power District and ComEd each purchase nuclear liability insurance for Cooper and Quad Cities Station, respectively, in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Cooper and Quad Cities Station combined is $88.1 million per incident, payable in installments not to exceed $10 million annually.

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, ComEd purchases primary and excess property insurance protection for the combined interests in Quad Cities, with coverage limits totaling $2.1 billion. For Cooper, MidAmerican Energy and the Nebraska Public Power District separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican Energy and the Nebraska Public Power District are covered for their respective 50% obligation in the event of a loss totaling up to $2.75 billion. MidAmerican Energy also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican Energy, and the property coverages purchased by ComEd, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $11.6 million.

     The master nuclear worker liability coverage, which is purchased by the Nebraska Public Power District and ComEd for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

     (G) COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     MidAmerican Energy has entered into supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2000 to 2007, require minimum payments of $89.4 million, $74.5 million, $56.3 million, $50.1 million and $48.3 million for the years 2000 through 2004, respectively and $70.0 million for the total of the years thereafter. MidAmerican Energy expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

     MidAmerican Energy has entered into various natural gas supply and transportation contracts for its utility operations. The minimum commitments under these contracts are $145.8 million, $82.0 million, $58.6 million, $46.4 million and $26.9 million for the years 2000 through 2004, respectively, and $77.3 million for the total of the years thereafter.

     (H) OPERATING LEASE COMMITMENTS:

     MidAmerican Funding has entered into various operating lease agreements covering facilities, computer and transportation equipment. Rental payments on operating leases were $15.8 million for 1999, $23.7 million for 1998 and $20.8 million for 1997. The approximate future minimum annual commitments under all operating leases are $11.3 million, $7.0 million, $5.5 million, $3.4 million and $1.9 million for the years 2000 through 2004, respectively, and $2.0 million for the total of the years thereafter.

     (I) OTHER COMMITMENTS AND CONTINGENCIES:

     MidAmerican Funding is involved in a number of other legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on the results of operations and financial condition.

(5)  RETIREMENT PLANS:

     MidAmerican Funding has primarily noncontributory cash balance defined benefit pension plans covering substantially all employees of MidAmerican Energy Holdings and its domestic subsidiaries. Benefit obligations under the plans are based on participants' compensation, years of service and age at retirement. Funding is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican Energy has been allowed to recover pension costs related to its employees in rates.

     MidAmerican Funding currently provides certain health care and life insurance (postretirement) benefits for retired employees of MidAmerican Energy Holdings and its domestic subsidiaries. Under the plans, substantially all of MidAmerican Funding's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Funding. However, MidAmerican Funding retains the right to change these benefits anytime at its discretion. MidAmerican Funding expenses postretirement benefit costs on an accrual basis and includes provisions for these costs in rates.

     In 1999, the  noncontributory  cash balance  defined benefit pension plans, the noncontributory, nonqualified supplemental executive retirement plan, and the postretirement plans were amended to include participants from MidAmerican Energy Holdings and its domestic subsidiaries. Prior to the amendment, these plans included only employees and participants of MidAmerican Energy, MidAmerican Capital and Midwest Capital. This inclusion increased the benefit obligation by $14.8 million for the pension and nonqualified supplemental retirement plans and $2.8 million for the postretirement plans and is reflected in the Benefit Obligation of MidAmerican Funding as of December 31, 1999.

     The postretirement plan was amended on January 1, 1999, increasing the retiree co-payment for prescription drugs. This decrease in benefit obligation is reflected for December 31, 1998.

     MidAmerican   Funding   also   maintains   noncontributory,    nonqualified
supplemental executive retirement plans for active and retired participants.

     Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican Funding and the aforementioned affiliates for the years ended December 31 (in thousands). MidAmerican Funding was allocated 100% of the total pension and postretirement net periodic cost in 1999, 1998, and 1997.


                                                                             Pension Cost
                                                --------------------------------------------------------------
                                                  MidAmerican
                                                    Funding                           MHC (Predecessor)
                                                ----------------    ------------------------------------
                                                  March 12, 1999    Jan. 1, 1999       Year          Year
                                                     through          through         Ended         Ended
                                                   December 31,       March 11,    December 31,   December 31,
                                                       1999             1999           1998          1997
                                                ----------------    ------------   ------------   ------------

     Service cost..............................     $  9,854          $ 2,338        $ 11,284       $ 10,092
     Interest cost.............................       25,505            6,052          29,941         29,623
     Expected return on plan assets............      (37,392)          (8,873)        (42,578)       (37,617)
     Amortization of net transition obligation.            -             (497)         (2,591)        (2,591)
     Amortization of prior service cost........            -              274           1,871          1,871
     Amortization of prior year gain...........            -             (518)         (2,802)        (1,797)
     Curtailment loss..........................        4,270            1,013               -              -
     Regulatory deferral of incurred cost......            -                -               -          5,423
                                                    --------          -------        --------       --------

     Net periodic (benefit) cost...............     $  2,237          $  (211)       $ (4,875)      $  5,004
                                                    ========          =======        ========       ========


                                                                         Postretirement Cost
                                                --------------------------------------------------------------
                                                  MidAmerican
                                                    Funding                           MHC (Predecessor)
                                                ----------------    ------------------------------------
                                                  March 12, 1999    Jan. 1, 1999       Year          Year
                                                     through          through         Ended         Ended
                                                   December 31,       March 11,    December 31,   December 31,
                                                       1999             1999           1998          1997
                                                ----------------    ------------   ------------   ------------

     Service cost................................    $ 2,478           $  588         $ 3,558        $ 2,680
     Interest cost...............................      6,423            1,524           9,344          8,822
     Expected return on plan assets..............     (3,540)            (840)         (3,651)        (2,573)
     Amortization of net transition obligation...          -              788           5,291          5,291
     Amortization of prior service cost..........          -               42             650            650
     Amortization of prior year gain.............          -             (35)              -           (298)
     Regulatory deferral of incurred cost........          -                -               -          4,888
                                                     -------           ------         -------        -------

     Net periodic cost...........................    $ 5,361           $2,067         $15,192        $19,460
                                                     =======           ======         =======        =======

     The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds, and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

     Although the supplemental executive retirement plans had no assets as of December 31, 1999, MidAmerican Funding has Rabbi trusts which hold corporate-owned life insurance to provide funding for the future cash requirements. Because these plans are nonqualified, the fair value of these assets is not included in the following table. The fair value of the life insurance policies was $64.8 million and $43.9 million at December 31, 1999 and 1998, respectively.

     During 1999 certain participants in the supplemental executive retirement plan left MidAmerican Energy reducing the future service of active employees by 28%. As a result, a curtailment loss of $5.3 million was recognized in 1999. Additionally, termination benefits provided to the participants, totaling $3.5 million, were expensed in 1999.

     The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $68.8 million and $65.5 million, respectively, as of December 31, 1999, and $58.1 million and $49.9 million, respectively, as of December 31, 1998.

         The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):


                                                               Pension Benefits           Postretirement Benefits
                                                          ---------------------------   --------------------------
                                                          MidAmerican       MHC         MidAmerican        MHC
                                                            Funding     (Predecessor)     Funding     (Predecessor)
                                                             1999           1998           1999         1998
                                                         ------------   -------------   -----------   -------------

     Reconciliation of benefit obligation:
     Benefit obligation at beginning of year............   $456,475       $430,043        $120,188      $127,347
     Service cost.......................................     12,192         11,285           3,066         3,558
     Interest cost......................................     31,556         29,941           7,947         9,344
     Participant contributions..........................        107            127           1,838         1,404
     Plan amendments....................................     14,823              -           2,775       (21,607)
     Actuarial (gain) loss..............................    (41,567)        15,793         (18,248)        9,463
     Curtailment........................................       (705)             -               -             -
     Termination benefits...............................      3,471              -               -             -
     Benefits paid......................................    (29,182)       (30,714)         (9,822)       (9,321)
                                                           --------       --------        --------      --------
     Benefit obligation at end of year..................    447,170        456,475         107,744       120,188
                                                           --------       --------        --------      --------

     Reconciliation of the fair value of plan assets:
     Fair value of plan assets at beginning of year ....    524,508        483,668          63,093        52,174
     Employer contributions.............................      4,201          3,445          12,405        10,095
     Participant contributions..........................        107            127           1,838         1,404
     Actual return on plan assets.......................    105,425         67,982           5,108         8,741
     Benefits paid......................................    (29,182)       (30,714)         (9,822)       (9,321)
                                                           --------      ---------        --------      --------
     Fair value of plan assets at end of year...........    605,059        524,508          72,622        63,093
                                                           --------      ---------        --------      --------

     Funded status......................................    157,889         68,033         (35,122)      (57,095)
     Unrecognized net gain..............................   (101,434)      (101,860)        (18,943)       (6,873)
     Unrecognized prior service cost....................      9,540         19,868           2,776         2,555
     Unrecognized net transition obligation (asset) ....          -       (13,748)               -        57,543
                                                           --------      ---------        --------      --------
     Net amount recognized in the
         Consolidated Balance Sheets....................   $ 65,995     $(27,707)         $(51,289)     $ (3,870)
                                                           ========      ========         ========      ========

     Amounts recognized in the Consolidated
       Balance Sheets consist of:
     Prepaid benefit cost...............................   $108,907      $  4,350         $  1,042   $         -
     Accrued benefit liability..........................    (65,533)      (49,874)         (52,331)       (3,870)
     Intangible assets..................................     22,621        17,817                -             -
                                                           --------      --------         --------   -----------
     Net amount recognized..............................   $ 65,995     $(27,707)         $(51,289)      $(3,870)
                                                           ========      ========         ========       =======


                                                      Pension And Postretirement
                                                            Assumptions
                                             -------------------------------------------
                                             MidAmerican       MHC             MHC
                                               Funding     (Predecessor)   (Predecessor)
                                                1999           1998            1997
                                             -----------   -------------   -------------

     Assumptions used were:
     Discount rate...........................   7.75%          6.75%          7.00%
     Rate of increase in compensation levels.   5.00%          5.00%          5.00%
     Weighted average expected long-term
         rate of return on assets............   9.00%          9.00%          9.00%

     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals prior to age 65 will increase by 7.5% in 2000 and that the rate of increase thereafter will decline by .75% annually to an ultimate rate of 5.25% by the year 2003. For covered individuals age 65 and older, it is assumed health care costs will increase by 5.5% annually.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 1999 would increase by $2.0 million, and the postretirement benefit obligation at December 31, 1999, would increase by $15.2 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 1999 would decrease by $1.6 million and the postretirement benefit obligation at December 31, 1999, would decrease by $12.1 million.

     MidAmerican Funding sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Funding's contributions vary depending on the plan, but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $6.2 million, $5.6 million and $4.6 million for 1999, 1998 and 1997, respectively.

(6)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                         MidAmerican     MHC (Predecessor)
                                                           Funding     --------------------
                                                            1999         1998        1997
                                                         -----------   ----------  --------

    Balance at year-end................................    $204,000    $339,826   $138,054
     Weighted average interest rate on year-end balance.        6.3%        6.0%       5.9%
     Average daily amount outstanding during the year...   $133,792    $187,466   $117,482
     Weighted average interest rate on average daily
       amount outstanding during the year...............        5.2%        5.6%       5.7%

     MidAmerican Energy has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1999, MidAmerican Energy had in place a $250 million commercial paper program which is supported by a $250 million revolving credit facility. In addition, MidAmerican Energy has a $5 million line of credit. As of December 31, 1999, commercial paper and bank notes totaled $204.0 million for MidAmerican Energy. MHC had lines of credit totaling $24 million.

     All subsidiary long-term borrowings outstanding at December 31, 1999, are without recourse to MidAmerican Funding.

(7) RATE MATTERS:

     As a result of a negotiated settlement in Illinois, MidAmerican Energy reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively. MidAmerican Energy implemented an additional $0.9 million annual rate reduction for its Illinois residential customers, effective August 1, 1998, in connection with Illinois' electric utility restructuring law.

     On June 27, 1997, the IUB approved a March 1997 settlement agreement between MidAmerican Energy, the Iowa Office of Consumer Advocate (OCA) and other parties. Four major components of the settlement and their status are as follows:

     1) On an annualized basis, prices for residential customers were reduced $8.5 million, $10.0 million and $5.0 million effective November 1, 1996, July 11, 1997, and June 1, 1998, respectively, for a total annual decrease of $23.5 million.

     2) Prices for industrial customers were reduced by $6 million annually and prices for commercial customers were reduced by $4 million annually. MidAmerican Energy was given permission to implement these reductions through a retail access pilot project, negotiated individual contracts and tariffed rate reductions. On January 1, 1999, MidAmerican Energy reduced base rates for selected non-contract commercial customers by approximately $1.5 million annually, subject to Iowa Utilities Board approval. The remainder of the commercial and industrial price reductions were achieved through negotiated contracts and a retail access pilot project.

     The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     3) The Iowa energy adjustment clause was eliminated. Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the energy adjustment clause, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. If the actual per-unit fuel cost varies from that factor, pre-tax earnings are affected. The fuel cost factor was to be reviewed in February 1999 and adjusted prospectively if the actual 1998 fuel cost per unit varied by more than 15% above or below the factor included in base rates. Based on 1998 actual fuel costs, MidAmerican Energy reduced the fuel cost recovery factor in 1999 base rates effective March 1, 1999. The estimated annual reduction in revenues associated with this adjustment is $1.1 million.

     4) If MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, two-thirds of MidAmerican Energy's share of those earnings will be used for accelerated recovery of regulatory assets. The agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return on common equity falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return on common equity, after reflecting credits to customers, exceeds 14%.

     Under a restructuring law enacted in 1997, a similar sharing mechanism is in place for Illinois operations. Two-year average returns on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999 and 8.5% for 2000 through 2004. The initial calculation, due March 31, 2000, will be based on 1998 and 1999 results.

(8)  DISCONTINUED OPERATIONS:

     In October 1997, MHC sold its subsidiary that developed and operated a computerized information system facilitating the real-time exchange of power in the electric industry. MHC recorded a $4.0 million estimated after-tax loss on disposal in the third quarter of 1996 and an additional $3.2 million in September 1997.

     On October 6, 1999, MHC distributed its holding in the capital stock of MidAmerican Realty to MidAmerican Energy Holdings. The operations are the result of several acquisitions beginning in May 1998. Refer to Note (21), "Acquisitions and Dispositions."

         Revenues from discontinued activities, as well as the results of operations and the estimated loss on the disposal of discontinued operations for the years ended December 31 are as follows (in thousands):

                                             MidAmerican
                                               Funding                        MHC (Predecessor)
                                            --------------   ------------------------------------------
                                            March 12, 1999   Jan. 1, 1999      Year          Year
                                               through          through        Ended         Ended
                                             December 31,      March 11,    December 31,   December 31,
                                                 1999            1999           1998         1997
                                            --------------   ------------   ------------   ------------

     Operating Revenues...................     $ 254,901       $58,047        $164,226      $      -
                                               =========       =======        ========      ========
     Income from Operations:
       Income (loss) before income taxes..     $  19,025       $   648        $  7,251      $   (200)
       Income tax benefit (expense).......        (7,767)         (227)         (3,087)           82
                                               ---------       -------        --------      --------
       Income (loss) from operations......     $  11,258       $   421        $  4,164      $   (118)
                                               =========       =======        ========      ========
     Loss on Disposal:
       Loss before income taxes...........     $       -       $     -        $      -      $(10,106)
       Income tax benefit ................             -             -               -         5,996
                                               ---------       -------        --------      --------
       Loss on disposal...................     $       -       $     -        $      -      $ (4,110)
                                               =========       =======        ========      ========

(9) CONCENTRATION OF CREDIT RISK:

     MidAmerican Energy's electric utility operations serve 577,000 customers in Iowa, 83,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's gas utility operations serve 502,000 customers in Iowa, 65,000 customers in western Illinois, 67,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 1999, billed receivables from MidAmerican Energy's utility customers totaled $20.6 million. As described in Note 18, billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

     MidAmerican Capital has investments in preferred stocks of companies in the utility industry. As of December 31, 1999, the total cost of these investments was $29.2 million. MidAmerican Capital has entered into leveraged lease agreements with companies in the airline industry. As of December 31, 1999, the receivables under these agreements totaled $28.2 million.

(10) PREFERRED SHARES:

     The $5.25 Series Preferred Shares are subject to mandatory redemption on November 1, 2003 at $100 per share. The $7.80 Series Preferred Shares have sinking fund requirements under which 66,600 shares will be redeemed at $100 per share each May 1, beginning in 2001 through May 1, 2006.

     The 7.98% Series shares were issued by a wholly owned statutory business trust of MidAmerican Energy whose sole assets are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. The preferred shares are mandatorily redeemable. Refer to Note (15) for additional information.

     The total outstanding cumulative preferred securities of MidAmerican Energy not subject to mandatory redemption requirements may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 1999, are entitled to upon involuntary bankruptcy is $181.8 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 1999, total $12.9 million.

(11) SEGMENT INFORMATION:

     MidAmerican Funding has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial and industrial customers, and sales to other utilities. The gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulated agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense, and equity in the net loss of investees are allocated to each segment.

     The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                             MidAmerican
                                               Funding                        MHC (Predecessor)
                                          --------------   ----------------------------------------------
                                          March 12, 1999    Jan. 1, 1999        Year            Year
                                             through          through           Ended           Ended
                                          December 31,       March 11,       December 31,    December 31,
                                              1999             1999             1998             1997
                                          --------------   -------------     ------------    ------------
SEGMENT PROFIT INFORMATION
--------------------------
Revenues:
  Electric ...........................     $   969,739      $   208,963      $ 1,169,810      $ 1,126,300
  Gas ................................         315,238          139,564          429,870          536,306
  Nonregulated and Other .............         148,069           34,539          176,244          306,931
                                           -----------      -----------      -----------      -----------
    Total ............................       1,433,046          383,066        1,775,924        1,969,537
                                           -----------      -----------      -----------      -----------

Depreciation and amortization expense:
  Electric ...........................         128,993           34,277          156,546          145,931
  Gas ................................          22,137            5,140           25,665           24,609
  Nonregulated and Other (a) .........          31,016              454            3,086            3,436
                                           -----------      -----------      -----------      -----------
    Total ............................         182,146           39,871          185,297          173,976
                                           -----------      -----------      -----------      -----------

Interest income:
  Electric ...........................           2,069              847            4,945            1,820
  Gas ................................             466              138            1,169              501
  Nonregulated and Other .............          15,879              526            3,148            2,997
  Intersegment Eliminations ..........            (380)            (100)              --               --
                                           -----------      -----------      -----------      -----------
    Total ............................          18,034            1,411            9,262            5,318
                                           -----------      -----------      -----------      -----------

Interest expense:
  Electric ...........................          48,476           13,918           66,784           71,138
  Gas ................................          10,247            3,000           14,011           14,412
  Nonregulated and Other .............          41,704              906            9,418           11,785
  Intersegment Eliminations ..........            (380)            (100)              --               --
                                           -----------      -----------      -----------      -----------
    Total ............................         100,047           17,724           90,213           97,335
                                           -----------      -----------      -----------      -----------

Income tax expense (benefit):
  Electric ...........................          76,933            9,382           75,831           64,017
  Gas ................................          (3,230)           8,435             (800)           9,698
  Nonregulated and Other .............          22,342            3,560            1,895           (5,325)
                                           -----------      -----------      -----------      -----------
    Total ............................          96,045           21,377           76,926           68,390
                                           -----------      -----------      -----------      -----------

Net income (loss):
  Electric ...........................         108,206           11,878          109,539          101,534
  Gas ................................          (6,488)          13,010             (435)          14,177
  Nonregulated and Other .............          33,617           (7,678)          22,760           19,784
  Intersegment Eliminations ..........              --               --             (546)            (391)
                                           -----------      -----------      -----------      -----------
    Total ............................         135,335           17,210          131,318          135,104
                                           -----------      -----------      -----------      -----------

                                 MidAmerican
                                   Funding               MHC (Predecessor)
                                 -----------       ----------------------------
                                    1999               1998             1997
                                 ----------        -----------       ----------

SEGMENT ASSET INFORMATION
Total Assets:

  Electric ..............        $2,632,660        $2,891,646        $2,833,256
  Gas ...................           680,564           670,862           681,649
  Nonregulated and Other          1,882,129           681,828           763,186
                                 ----------        ----------        ----------
    Total ...............         5,195,353         4,244,336         4,278,091
                                 ----------        ----------        ----------

Capital expenditures:
  Electric ..............           169,261           158,596           128,544
  Gas ...................            34,314            34,758            38,388
  Nonregulated and Other             22,353            45,466            14,066
                                 ----------        ----------        ----------
    Total ...............           225,928           238,820           180,998
                                 ----------        ----------        ----------

     (a) Depreciation and amortization expense related to Nonregulated and Other is included in Nonregulated, Other operating expenses on the Consolidated Statements of Income.

     Nonregulated and Other consists of MidAmerican Capital, Midwest Capital, CBEC Railway and other nonregulated operations and MHC and corporate assets.

     Dividend income related to MHC common stock held by MidAmerican Capital of $0.5 and $0.4 million for 1998 and 1997, respectively, is included in Nonregulated and Other Net Income above but has been eliminated in Net Income in the Consolidated Statements of Income. In addition, a realized gain of $4.2 million from MidAmerican Capital's sale of the common stock to MHC in 1998 has also been eliminated in Net Income in the Consolidated Statements of Income.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Tariffs for MidAmerican Energy's utility services are established based on historical cost ratemaking. Therefore, the impact of any realized gains or losses related to financial instruments applicable to MidAmerican Energy's utility operations is dependent on the treatment authorized under future ratemaking proceedings.

     Cash and cash equivalents--The carrying amount approximates fair value due to the short maturity of these instruments.

     Quad Cities Station nuclear decommissioning trust fund--Fair value is based on quoted market prices of the investments held by the fund.

     Marketable securities--Fair value is based on quoted market prices.

     Debt securities--Fair value is based on the discounted value of the future cash flows expected to be received from these investments.

     Equity securities carried at cost--Fair value is based on an estimate of MidAmerican Energy's share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from these investments.

     Notes payable--Fair value is estimated to be the carrying amount due to the short maturity of these issues.

     Preferred shares--Fair value of preferred shares with mandatory redemption provisions is estimated based on the quoted market prices for similar issues.

     Long-term debt--Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Funding for debt of the same remaining maturities.

     Preferred Stock Hedge Instruments--Fair value is determined using quoted market prices. See Note 1(i) for additional discussion of fair value.

     Gas Futures Contracts and Swaps--Fair value of the futures contracts are based on quoted market prices and generally have maturities of one year or less. The fair value of the swaps is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that would expect to be received or paid to terminate the agreements. See Note 1(i) for additional discussion of fair value.

     The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):


                                                                                        MHC (Predecessor)
                                                            MidAmerican Funding     ------------------------
                                                                   1999                       1998
                                                          -----------------------   ------------------------
                                                           Carrying      Fair        Carrying      Fair
                                                            Amount       Value        Amount       Value
                                                          ----------   ----------   ----------   ----------

     Financial Instruments Owned:
     Equity securities carried at cost...............     $   13,207   $   14,234   $   27,464   $   27,372

     Financial Instruments Issued:
     MidAmerican Energy preferred securities;
         subject to mandatory redemption.............         50,000       52,025       50,000       53,317
     MidAmerican Energy-obligated preferred
         securities; subject to mandatory redemption.        101,598       87,240      100,000      102,500

     Long-term debt, including current portion.......      1,642,476    1,564,554    1,045,548    1,088,650

     The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities at December 31 are as follows (in thousands):

                                                       1999
                                   ---------------------------------------------
                                   Amortized  Unrealized   Unrealized    Fair
                                     Cost        Gains       Losses      Value
                                   ---------  ----------   ----------   --------
Available-for-sale:
  Equity securities ...........     $122,327   $ 37,941    $ (13,530)   $146,738
  Municipal bonds .............       30,913        868         (355)     31,426
  U. S. Government securities .       14,159         78         (123)     14,114
  Corporate securities ........       26,935          5       (1,511)     25,429
  Cash equivalents ............        8,591         --           --       8,591
                                    --------   --------    ---------    --------
                                    $202,925   $ 38,892    $ (15,519)   $226,298
                                    ========   ========    =========    ========
Held-to-maturity:
  Debt securities .............     $  2,080   $     --    $      --    $  2,080
                                    ========   ========    =========    ========

                                                       1998
                                  ----------------------------------------------
                                  Amortized   Unrealized   Unrealized     Fair
                                    Cost         Gains       Losses      Value
                                  ---------   ----------   ----------   -------

Available for sale:
  Equity securities ..........     $225,836   $ 214,927    $ (15,789)   $424,974
  Municipal bonds ............       28,645       2,037           (8)     30,674
  U.S. Government securities .       15,411       1,410           --      16,821
  Corporate securities .......       28,051         698           (4)     28,745
  Cash equivalents ...........        6,470          --           --       6,470
                                   --------   ---------    ---------    --------
                                   $304,413   $ 219,072    $ (15,801)   $507,684
                                   ========   =========    =========    ========
Held-to-maturity:
  Mandatorily redeemable
    preferred securities .....     $  2,843   $      --    $      --    $  2,843
  Debt securities ............       11,837          --           --      11,837
                                   --------   ---------    ---------    --------
                                   $ 14,680   $      --    $      --    $ 14,680
                                   ========   =========    =========    ========

     At December 31, 1999, the debt securities held by MidAmerican Funding had the following maturities (in thousands):

                           Available For Sale       Held To Maturity
                          --------------------     ------------------
                          Amortized    Fair        Amortized    Fair
                            Cost       Value          Cost     Value
                          ---------   --------     ---------   ------

    Within 1 year.......   $  4,499   $  4,507     $    4      $    4
    1 through 5 years...     31,222     31,580          7           7
    5 through 10 years..      6,754      6,907      2,069       2,069
    Over 10 years.......     29,532     27,975          -           -

         The proceeds and the gross realized gains and losses on the disposition of investments, determined by specific identification, held by MidAmerican Funding for the years ended December 31 are as follows (in thousands):


                             MidAmerican
                               Funding                    MHC (Predecessor)
                            --------------   -------------------------------------------
                            March 12, 1999   Jan. 1, 1999      Year           Year
                              through          through        Ended          Ended
                            December 31,      March 11,     December 31,    December 31,
                                1999            1999           1998            1997
                            --------------   ------------   ------------    ------------

     Proceeds from sales...    $471,158        $64,973         $246,838       211,691
     Gross realized gains..      80,635         16,910           27,973        14,320
     Gross realized losses.      (4,251)        (2,186)         (14,199)       (6,480)

(13) INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the following periods (in thousands):


                                    MidAmerican
                                      Funding                   MHC (Predecessor)
                                  --------------   --------------------------------------------
                                  March 12, 1999   Jan. 1, 1999         Year          Year
                                     through         through           Ended          Ended
                                   December 31,     March 11,      December 31,    December 31,
                                      1999             1999             1998          1997
                                  -------------    ------------    ------------    ------------

     Current
       Federal...................      $193,570       $20,630         $80,837         $91,627
       State.....................        23,877         3,016          20,736          21,619
                                       --------       -------         -------         -------
                                        217,447        23,646         101,573         113,246
                                       --------       -------         -------         -------
     Deferred
       Federal...................      (116,190)       (1,918)        (11,861)        (29,257)
       State.....................            (2)          103          (5,633)         (8,242)
                                       --------       -------         -------         -------
                                       (116,192)       (1,815)        (17,494)        (37,499)
                                       --------       -------         -------         -------
     Investment tax credit, net..        (5,210)         (454)         (7,153)         (7,357)
                                       --------       -------         -------         -------
       Total income tax expense..      $ 96,045       $21,377         $76,926         $68,390
                                       ========       =======         =======         =======

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                               MidAmerican   MHC (Predecessor)
                                                Funding      -----------------
                                                 1999              1998
                                               -----------   -----------------

     Deferred tax assets related to:
       Investment tax credits.................   $ 48,427        $52,139
       Cooper contract........................     51,838              -
       Unrealized losses......................      4,684          7,391
       Pensions...............................     14,576         15,677
       Nuclear reserves and decommissioning...     20,280         17,715
       Other..................................      4,711          5,360
                                                 --------       --------
           Total..............................   $144,516        $98,282
                                                 ========        =======

     Deferred tax liabilities related to:
       Depreciable property...................   $431,874       $496,295
       Income taxes recoverable through
         future rates.........................    187,379        198,364
       Unrealized gains.......................          -         75,070
       Energy efficiency......................     14,806         27,186
       Reacquired debt........................     12,476         16,385
       Other..................................     18,069         18,430
                                                 --------       --------
           Total..............................   $664,604       $831,730
                                                 ========       ========

     The following table is a reconciliation between the effective income tax rate, before preferred stock dividends of a subsidiary trust, indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the following periods:


                                                    MidAmerican
                                                        Funding                 MHC (Predecessor)
                                                   --------------   ------------------------------------------
                                                   March 12, 1999   Jan. 1, 1999     Year          Year
                                                      through         through        Ended         Ended
                                                   December 31,      March 11,     December 31,   December 31,
                                                        1999          1999           1998           1997
                                                   --------------   ------------   ------------   -----------

Effective federal and state income tax rate........      42%            52%            36%           31%
Amortization of investment tax credit..............       2              1              3             3
State income tax, net of federal income tax benefit      (7)            (5)            (5)           (4)
Dividends received deduction.......................       1              1              2             2
Merger costs.......................................       -            (13)             -             -
Goodwill amortization..............................      (5)             -              -             -
Other..............................................       2             (1)            (1)            3
                                                         --            ---             --            --
Statutory federal income tax rate..................      35%            35%            35%           35%
                                                         ==             ==             ==            ==

(14) INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                  MidAmerican  MHC (Predecessor)
                                                    Funding    -----------------
                                                    1999             1998
                                                  -----------  -----------------

     Materials and supplies, at average cost.       $30,195         $30,914
     Coal stocks, at average cost............        26,712          22,266
     Gas in storage, at LIFO cost............        21,449          37,306
     Fuel oil, at average cost...............         1,156           1,294
     Other...................................         3,311           2,991
                                                    -------         -------
       Total.................................       $82,823         $94,771
                                                    =======         =======

     At December 31, 1999 prices, the current cost of gas in storage was $33.8 million.

(15) MIDAMERICAN ENERGY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     In December 1996, MidAmerican Energy Financing I (the Trust), a wholly owned statutory business trust of MidAmerican Energy, issued 4,000,000 shares of 7.98% Series MidAmerican Energy-obligated mandatorily redeemable preferred securities (the Preferred securities). The sole assets of the Trust are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045 (the Debentures). There is a full and unconditional guarantee by MidAmerican Energy of the Trust's obligations under the Preferred securities. MidAmerican Energy has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarters. If interest payments on the Debentures are deferred, distributions on the Preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon, and MidAmerican Energy may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

     The Debentures may be redeemed by MidAmerican Energy on or after December 18, 2001, or at an earlier time if there is more than an insubstantial risk that interest paid on the Debentures will not be deductible for federal income tax purposes. If the Debentures, or a portion of the Debentures, are redeemed, the Trust must redeem a like amount of the Preferred securities. If a termination of the Trust occurs, the Trust will distribute to the holders of the Preferred securities a like amount of the Debentures unless the distribution is determined not to be practicable. If a determination is made, the holders of the Preferred securities will be entitled to receive, out of the assets of the trust after satisfaction of its liabilities, a liquidation amount of $25 for each Preferred Security held plus accrued and unpaid distributions.

(16) MIDAMERICAN FUNDING DEBT:

     On March 11, 1999, MidAmerican Funding issued $200 million of 5.85% Senior Secured Notes due 2001, $175 million of 6.339% Senior Secured Notes due 2009, and $325 million of 6.927% Senior Secured Bonds due 2029. The proceeds from the offering were used to complete the acquisition of MHC. MidAmerican Funding incurred $7.0 million of underwriter discounts and other offering costs.

     Prior to the offering, MidAmerican Funding entered into three separate interest rate swap arrangements of $125 million each as follows:

                                                            Reference Settlement
Transaction Date          Reference Security                 Price       Price
----------------   ---------------------------------------   -------   ---------
January 25, 1999   US Treasury 5.5% due August 15, 2028      103.75%    96.84%
January 25, 1999   US Treasury 4.75% due November 15, 2008   100.01%    96.61%
February 24, 1999  US Treasury 4.75% due November 15, 2008    97.15%    96.61%

     From the transaction dates until the date of closing, interest rates on these securities rose so that the reference prices decreased, therefore creating a net gain of $13.6 million on the unwinding of these arrangements.

     The offering costs and the net gain from the interest rate swaps essentially lowered the weighted average stated interest rate of approximately 6.47% to a weighted average effective rate of approximately 6.22%.

     The net amount of the rate swap arrangements and the offering costs are being amortized using the effective interest method over the life of each of the three traunches.

     The Notes due 2001 mature on March 1, 2001, the Notes due 2009 mature on March 1, 2009 and the Bonds due 2029 mature on March 1, 2029. All of the Notes and Bonds are secured by a pledge of the common stock of MHC. The Notes and
Bonds:

     o    are the direct senior secured obligations of MidAmerican Funding;

     o rank on an equal basis with all of MidAmerican Funding's other existing and future senior obligations;

     o rank senior to all of MidAmerican Funding's existing and future subordinated indebtedness; and

     o effectively rank junior to all indebtedness and other liabilities, including preferred stock, of the direct and indirect subsidiaries of MidAmerican Funding, to the extent of the assets of these subsidiaries.

     MidAmerican Funding may redeem any series of the Notes and Bonds in whole or in part at any time at a redemption price equal to the sum of:

     o    the greater of the following:

          (1) 100% of the principal amount of the series of the Notes or Bonds being redeemed, and

          (2) the sum of the present values of the remaining scheduled payments of principal of and interest on the series of Notes or Bonds being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus (x) 15 basis points in the case of the Notes due 2009, or (y) 25 basis points in the case of the Bonds due 2029, plus

          o accrued and unpaid interest on the Notes or Bonds being redeemed to the date of redemption.

     MidAmerican Funding uses distributions that it receives from its subsidiaries to make payments on the Notes and Bonds. These subsidiaries must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999 whereby it committed to the Iowa Utilities Board to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Funding must seek the approval of the Iowa Utilities Board of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Funding. MidAmerican Funding is also required to seek the approval of the Iowa Utilities Board if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Funding.

    Each of MidAmerican Funding's direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Funding and its other subsidiaries. It should not be assumed that any asset of any subsidiary of MidAmerican Funding will be available to satisfy the obligations of MidAmerican Funding or any of its other subsidiaries; provided however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican Funding, one of its subsidiaries or affiliates thereof. Approximately 80% of MidAmerican Energy's gross utility plant has been encumbered to secure mortgage bonds.

(17) SALE OF ACCOUNTS RECEIVABLE:

     In 1997 MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corp., a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corp. in turn sells receivable interests to outside investors. In consideration of the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note from MidAmerican Energy Funding Corp. In 1999, the revolving balance was reduced to $57 million due to a decline in accounts receivable available for sale. The agreement is structured as a true sale under which the creditors of MidAmerican Energy Funding Corp. will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors and, as such, the accounts receivable sold are not reflected on the Consolidated Balance Sheets. At December 31, 1999, $107.5 million of accounts receivable, net of reserves, was sold under the agreement.

(18) UNAUDITED QUARTERLY OPERATING RESULTS:


1999                                      MHC
                                      (Predecessor)                 MidAmerican Funding
                                      -------------  -------------------------------------------------
                                       Jan. 1, 1999    March 12, 1999
                                          through         through
                                         March 11,        March 31,        2nd        3rd        4th
                                           1999            1999          Quarter    Quarter    Quarter
                                      -------------  ----------------   --------   --------   --------
                                                                (In Thousands)

Operating revenues.................     $383,066            $93,586     $386,103   $463,885   $489,472
Operating income...................       58,898              8,369       47,732    110,762     60,270
Income from continuing operations..       16,789                905       60,987     46,737     15,448
Income from discontinued operations          421              1,199        5,054      5,005          -
Net income.........................       17,210              2,104       66,040     51,743     15,448


1998                                                            MHC (Predecessor)
                                           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                           -----------   -----------   -----------   -----------
                                                                (In Thousands)

Operating revenues........................   $488,148      $389,352      $455,964     $442,460
Operating income..........................     77,285        52,210       105,877       36,040
Income from continuing operations.........     38,733        19,326        49,046       20,049
Income (loss) from discontinued operations          -         1,674         4,576       (2,086)
Net income................................     38,733        21,000        53,622       17,963

     The quarterly data reflect seasonal variations common in the utility industry.

(19) OTHER INFORMATION:

     Non-Operating-Other, Net, as shown on the Consolidated Statements of Income includes the following (in thousands):


                                              MidAmerican
                                                Funding                      MHC (Predecessor)
                                             --------------  ---------------------------------
                                             March 12, 1999  Jan. 1, 1999    Year          Year
                                                 through       through       Ended         Ended
                                             December 31,     March 11,    December 31,  December 31,
                                                 1999           1999         1998          1997
                                             --------------  ------------  ------------  ------------

     Gain on sale of assets, net............      $4,687      $      -        $7,409       $10,213
     Discount on sold receivables...........      (6,828)       (2,629)       (8,716)         (439)
     Subservicer fee from Funding Corp......       1,167           348         1,714           153
     Merger costs...........................        (535)      (18,585)       (4,243)            -
     Income from equity method investments..       1,882         1,505         3,765         1,273
     Special purpose fund income............         437           128         2,088         1,989
     Other-than-temporary declines in value
         of investments and other assets....         (41)            -             -        (3,443)
     Energy efficiency carrying charges.....           -             -           197         4,993
     Litigation recoveries..................           -         1,500             -         2,248
     Other..................................       1,556          (400)        2,882        (1,096)
                                                  ------      --------        ------       -------
              Total.........................      $2,325      $(18,133)       $5,096       $15,891
                                                  ======      ========        ======       =======

(20) AFFILIATE TRANSACTIONS:

     The companies identified as affiliates are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Funding and its affiliates. MidAmerican Energy purchased a corporate jet from MidAmerican Energy Holdings for $14.5 million in 1999. MidAmerican Funding reimbursed MidAmerican Energy Holdings in the amount of $5.0 million for its allocated share of insurance premiums.

     MidAmerican Funding was also reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal, shareholder relations and accounting functions. The amount of such expenses was $7.3 million for 1999.

     As of December 31, 1999, MidAmerican Funding had notes receivable from an affiliate of $122.6 million included in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet and accounts receivable from affiliates of $19.5 million included in Receivable on the Consolidated Balance Sheet. MidAmerican Funding also had accounts payable to affiliates of $7.4 million as of December 31, 1999, which is included in Accounts Payable on the Consolidated Balance Sheet.

(22) ACQUISITIONS AND DISPOSITIONS:

     In 1998, MHC established MidAmerican Realty as a holding company for its real estate brokerage operations. MHC, through MidAmerican Realty, then acquired several real estate brokerage operations and related businesses.

     MHC purchased all of the outstanding capital stock of the following companies: Iowa Realty Co. Inc., Edina Financial Services, Inc., Home Real Estate Company of Omaha and CBS Real Estate Company. Additionally, MHC purchased all assets of J.C. Nichols Residential, Inc. Nebraska Land Title & Abstract Company, Paul Semonin Realtors, Long Realty, and Champion Realty. The aggregate cost of these acquisitions was $108 million.

     Each acquisition was accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the acquisition price equal to their fair value at the date of acquisition. MHC's Consolidated Income Statements reflect the results of operations of the acquired businesses from the date of their respective acquisition dates, which range from May 27, 1998, through September 1, 1998, except for a minor acquisition in December 1998.

     In May 1999, a subsidiary of MHC sold approximately 6.74 million shares of McLeodUSA common stock, through a secondary offering by McLeodUSA. Proceeds from the sale exceeded $375 million, with a resulting pre-tax gain to MidAmerican Funding of approximately $78.2 million, and an after-tax gain of approximately $47.1 million.

     As discussed in Note (8), MidAmerican Funding distributed its holding in the capital stock of MidAmerican Realty to MidAmerican Energy Holdings in October 1999 and has reflected these operations as discontinued operations.

     In November 1998, a subsidiary of MHC sold 425,000 shares of its holdings in McLeodUSA common stock. Proceeds from the sale totaled $14.0 million and a $9.1 million gain was realized which is reflected in Realized gains and losses on securities, net on the Consolidated Statements of Income. Other gains on the sale of nonregulated investments during 1998 totaled $6.6 million and are included in Other, net on the Consolidated Statements of Income. These gains include the sale of MHC's interest in a small trust company, the sale of railcars, and gains from the sale of a venture capital fund.

     In 1997 MHC sold its interest in its railcar management and repair businesses. Proceeds from these sales totaled $7.5 million, resulting in a $1.6 million gain which is reflected in Other, net on the Consolidated Statements of Income.

INDEPENDENT AUDITORS' REPORT

Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of MidAmerican Funding, LLC (successor to MHC, Inc.) and subsidiaries (Company) as of December 31, 1999, and the related consolidated statements of income, comprehensive income, and cash flows for the period January 1, 1999 to March 11, 1999 for MHC, Inc. and for the period March 12, 1999 to December 31, 1999 for the Company. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of MHC, Inc. as of December 31, 1998 and for the two years then ended were audited by other auditors whose report, dated January 22, 1999, except with respect to the third paragraph in Note (10) and related information, as to which the date is October 6, 1999, expressed an unqualified opinion on those financial statements and financial statement schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the above-stated periods in conformity with generally accepted accounting principles. Also, in our opinion, such 1999 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Des Moines, Iowa                                     DELOITTE & TOUCHE LLP
January 25, 2000

                                                                    SCHEDULE II

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

   Column A                                         Column B         Column C          Column D     Column E
   --------                                         --------   --------------------   ----------   ----------
                                                                     Additions
                                                   Balance at        ---------                      Balance at
                                                   Beginning    Charged     Other                    End
Description                                         of Year    to Income   Accounts   Deductions   of Year
-----------                                        ---------   ---------   --------   ----------   ----------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible accounts receivable:

    Year ended 1999 (1).........................     $  503     $  204     $     -    $  (238)       $  469
                                                     ======     ======     =======    =======        ======

    MHC (Predecessor) -

      Year ended 1998...........................     $  347     $7,075     $     -    $(6,919)       $  503
                                                     ======     ======     =======    =======        ======

      Year ended 1997...........................     $2,093     $7,683     $     -    $(9,429)       $  347
                                                     ======     ======     =======    =======        ======




Reserves Not Deducted From Assets (2):

  Year ended 1999 (1)...........................     $5,660     $2,758     $2,148     $(1,584)       $8,982
                                                     ======     ======     ======     =======        ======

  MHC (Predecessor) -

    Year ended 1998.............................     $6,257     $1,148     $    -     $(1,745)       $5,660
                                                     ======     ======     ======     =======        ======

    Year ended 1997.............................     $4,267     $3,971     $    -     $(1,981)       $6,257
                                                     ======     ======     ======     =======        ======



         (1) The Balance at Beginning of Year is MHC's balance at December 31, 1998.

         (2) Reserves not deducted from assets include estimated liabilities for losses retained by MHC for workers compensation, public liability and property damage claims.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MIDAMERICAN FUNDING, LLC
                                   ------------------------

                                   Registrant

Date: March 24, 2000               By                       *
                                   --------------------------
                                           David L. Sokol
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

     Signature                             Title                   Date

                          *
---------------------------        Chairman and Chief Executive
    (David L. Sokol)                 Officer                     March 24, 2000



/s/  Patrick J. Goodman
---------------------------        Senior Vice President and
    (Patrick J. Goodman)             Chief Financial Officer     March 24, 2000

/s/  Gregory E. Abel                 Director                    March 24, 2000
---------------------------
    (Gregory E. Abel)



/s/  Steven A. McArthur              Director                    March 24, 2000
----------------------------
    (Steven A. McArthur)



/s/  John A. Rasmussen               Director                    March 24, 2000
----------------------------
    (John A. Rasmussen)



*By:  /s/  Steven A. McArthur        Attorney-in-Fact            March 24, 2000
   --------------------------
          (Steven A. McArthur)

                                  EXHIBIT INDEX

EXHIBITS FILED HEREWITH
-----------------------

12       Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule

EXHIBITS INCORPORATED BY REFERENCE
----------------------------------

3.1      Articles of Organization of MidAmerican Funding, LLC

3.2      Operating Agreement of MidAmerican Funding, LLC

4.1 Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee

4.2 First Supplemental Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee

4.3 Registration Rights Agreement, dated March 9, 1999, by and among MidAmerican Funding, LLC, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., Goldman Sachs & Co. and Merrill Lynch & Co.

10.1 Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967 (Filed as Exhibit 4-C-2 to Iowa Power Inc.'s Registration Statement, Registration No. 2-27681)

10.2 Amendments No. 1 and 2 to Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District (Filed as Exhibit 4-C-2a to Iowa Power Inc.'s Registration Statement, Registration No. 2-35624)

10.3 Amendment No. 3 dated August 31, 1970, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967 (Filed as Exhibit 5-C-2-b to Iowa Power Inc.'s Registration Statement, Registration No. 2-42191)

10.4 Amendment No. 4 dated March 28, 1974 to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967 (Filed as Exhibit 5-C-2-c to Iowa Power Inc.'s Registration Statement, Registration No. 2-51540)

10.5 Amendment No. 5 dated September 2, 1997 to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967 (Filed as Exhibit 10.2 to MidAmerican Holdings' and MidAmerican Energy's respective Quarterly Reports on combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively)

10.6 Iowa Utilities Board Settlement Agreement among MidAmerican Energy Company, Office of Consumer Advocate, Iowa Energy Consumers, Aluminum Company of America, Deere & Company, Cargill Inc., U.S. Gypsum Company, Interstate Power Company and IES Utilities, Inc.