Form 10-Q
period 2000-03-31
MIDAMERICAN FUNDING LLC
filed 2000-05-10
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 2000
                                                --------------

Commission    Registrant's Name, State of Incorporation,     IRS Employer
File Number        Address and Telephone Number              Identification No.
-----------   ------------------------------------------     ------------------

333-90553            MIDAMERICAN FUNDING, LLC                   47-0819200
                       (AN IOWA CORPORATION)
                     666 GRAND AVE. PO BOX 657
                      DES MOINES, IOWA 50303
                           515-242-4300

Securities registered pursuant to Section 12(b) of the Act:  None



Securities registered pursuant to Section 12(g) of the Act:

                  5.85% Senior Secured Exchange Notes due 2001
                  6.339% Senior Secured Exchange Notes due 2009
                  6.927% Senior Secured Exchange Bonds due 2029
-------------------------------------------------------------------------------
                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes X   No
                                     ----    ----

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of April 30, 2000.

                            MIDAMERICAN FUNDING, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I.  FINANCIAL INFORMATION           PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Report..........................    3
         Consolidated Statements of Income........................    4
         Consolidated Balance Sheets..............................    5
         Consolidated Statements of Cash Flows....................    6
         Notes to Consolidated Financial Statements...............    8

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........   12

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings .......................................   25

ITEM 6.  Exhibits and Reports on Form 8-K.........................   26

Signatures........................................................   27

Exhibit Index.....................................................   28

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC (successor to MHC Inc.) and subsidiaries (the Company) as of March 31, 2000, and the related consolidated statements of income and cash flows for the three month period ended March 31, 2000 and for the period January 1, 1999 to March 11, 1999 for MHC Inc. and for the period March 12, 1999 to March 31, 1999 for the Company. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income and cash flows for the period January 1, 1999 to March 11, 1999 for MHC Inc. and March 12, 1999 to December 31, 1999 for the Company (not presented herein), and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Des Moines, Iowa
April 21, 2000

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                      MIDAMERICAN               MHC
                                                                        FUNDING            (PREDECESSOR)
                                                           ------------------------------  -------------
                                                               THREE       MARCH 12, 1999   JAN. 1, 1999
                                                               MONTHS         THROUGH         THROUGH
                                                               ENDED          MARCH 31,      MARCH 11,
                                                           MARCH 31, 2000       1999           1999
                                                           --------------  -------------   ------------
                                                                     (UNAUDITED)
OPERATING REVENUES
Regulated electric ......................................     $ 278,463      $  53,165      $ 208,963
Regulated gas ...........................................       179,902         31,214        139,564
Nonregulated ............................................        64,189          9,207         34,539
                                                              ---------      ---------      ---------
                                                                522,554         93,586        383,066
                                                              ---------      ---------      ---------
OPERATING EXPENSES
Regulated:
   Cost of fuel, energy and capacity ....................        57,360         10,557         40,232
   Cost of gas sold .....................................       111,497         16,949         79,910
   Other operating expenses .............................        96,520         24,710         93,940
   Maintenance ..........................................        24,739          6,191         18,302
   Depreciation and amortization ........................        44,343         10,273         39,417
   Property and other taxes .............................        19,299          4,393         15,758
                                                              ---------      ---------      ---------
                                                                353,758         73,073        287,559
                                                              ---------      ---------      ---------
Nonregulated:
   Cost of sales ........................................        55,651          7,926         30,188
   Other ................................................        17,482          4,218          6,421
                                                              ---------      ---------      ---------
                                                                 73,133         12,144         36,609
                                                              ---------      ---------      ---------
   Total operating expenses .............................       426,891         85,217        324,168
                                                              ---------      ---------      ---------

OPERATING INCOME ........................................        95,663          8,369         58,898
                                                              ---------      ---------      ---------
NON-OPERATING INCOME
Interest income .........................................         3,816            323          1,411
Dividend income .........................................         1,113            336          1,331
Realized gains and losses on securities, net ............         1,336            (10)        15,214
Other, net ..............................................          (542)           839        (18,133)
                                                              ---------      ---------      ---------
                                                                  5,723          1,488           (177)
                                                              ---------      ---------      ---------
FIXED CHARGES
Interest on long-term debt ..............................        27,248          6,505         14,814
Other interest expense ..................................         2,974            780          3,145
Preferred dividends of subsidiaries .....................         3,234            402          2,831
Allowance for borrowed funds ............................          (379)           (71)          (235)
                                                              ---------      ---------      ---------
                                                                 33,077          7,616         20,555
                                                              ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ..................................        68,309          2,241         38,166
INCOME TAXES ............................................        31,720          1,336         21,377
                                                              ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS .......................        36,589            905         16,789
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAXES)            --          1,199            421
                                                              ---------      ---------      ---------
NET INCOME ..............................................     $  36,589      $   2,104      $  17,210
                                                              =========      =========      =========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     AS OF
                                                                            -------------------------
                                                                             MARCH 31,   DECEMBER 31,
                                                                               2000         1999
                                                                            -----------  ------------
                                                                            (UNAUDITED)

ASSETS
UTILITY PLANT
Electric ................................................................   $4,356,573   $4,209,281
Gas .....................................................................      812,896      809,112
                                                                            ----------   ----------
                                                                             5,169,469    5,018,393
Less accumulated depreciation and amortization ..........................    2,584,005    2,546,516
                                                                            ----------   ----------
                                                                             2,585,464    2,471,877
Construction work in progress ...........................................       39,024       33,739
                                                                            ----------   ----------
                                                                             2,624,488    2,505,616
                                                                            ----------   ----------
POWER PURCHASE CONTRACT .................................................       90,412           --
                                                                            ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ...............................................        5,635        6,235
Receivables .............................................................      189,004      215,361
Inventories .............................................................       57,841       82,823
Prepaid taxes ...........................................................       22,889       22,889
Other ...................................................................       12,893       12,301
                                                                            ----------   ----------
                                                                               288,262      339,609
                                                                            ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ..............................      561,120      519,201
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ..................    1,348,671    1,482,992
OTHER ASSETS ............................................................      317,196      347,935
                                                                            ----------   ----------
TOTAL ASSETS ............................................................   $5,230,149   $5,195,353
                                                                            ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .........................................................   $1,833,733   $1,800,416
MidAmerican Energy preferred securities, not subject to
   mandatory redemption .................................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
    MidAmerican Energy preferred securities .............................       50,000       50,000
    MidAmerican Energy-obligated preferred securities of subsidiary trust
       holding solely MidAmerican Energy junior subordinated debentures .      100,000      101,598
Long-term debt (excluding current portion) ..............................    1,309,484    1,508,394
                                                                            ----------   ----------
                                                                             3,324,976    3,492,167
                                                                            ----------   ----------
CURRENT LIABILITIES
Notes payable ...........................................................      200,548      204,000
Current portion of long-term debt .......................................      224,045      134,082
Current portion of power purchase contract ..............................       15,767       15,767
Accounts payable ........................................................      211,864      165,915
Taxes accrued ...........................................................      110,450      110,592
Interest accrued ........................................................       17,641       29,555
Other ...................................................................       41,847       42,392
                                                                            ----------   ----------
                                                                               822,162      702,303
                                                                            ----------   ----------
OTHER LIABILITIES
Power purchase contract .................................................       52,282       52,282
Deferred income taxes ...................................................      602,253      520,088
Investment tax credit ...................................................       70,292       71,757
Other ...................................................................      358,184      356,756
                                                                            ----------   ----------
                                                                             1,083,011    1,000,883
                                                                            ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ....................................   $5,230,149   $5,195,353
                                                                            ==========   ==========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         MIDAMERICAN                   MHC
                                                                           FUNDING                (PREDECESSOR)
                                                              ----------------------------------  -------------
                                                                  THREE         MARCH 12, 1999    JAN. 1, 1999
                                                                  MONTHS           THROUGH          THROUGH
                                                                   ENDED           MARCH 31,        MARCH 11,
                                                               MARCH 31, 2000        1999            1999
                                                               --------------   ---------------   ------------
                                                                         (UNAUDITED)

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................      $  36,589     $     2,104       $  17,210
Adjustments to reconcile net income to net cash provided:
   Income from discontinued operations .....................             --          (1,198)           (421)
   Depreciation and amortization ...........................         54,423          12,236          39,865
   Deferred income taxes and investment tax credit, net ....           (157)         (1,338)         (2,327)
   Amortization of other assets and liabilities ............          5,015           2,334          12,035
   Gain on sale of securities, assets and other investments          (1,461)              3         (15,478)
   Cash inflows (outflows) of accounts receivable
     securitization ........................................         12,877              --          10,000
   Impact of changes in working capital, net of effects
      from discontinued operations .........................         69,247          (2,797)         38,190
   Other ...................................................           (576)           (609)          4,878
                                                                  ---------     -----------       ---------
     Net cash provided by continuing operations ............        175,957          10,735         103,952
     Net cash provided by (used in) discontinued operations.             --           2,553            (429)
                                                                  ---------     -----------       ---------
     Net cash provided by operating activities .............        175,957          13,288         103,523
                                                                  ---------     -----------       ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................        (28,988)         (8,917)        (16,924)
Quad Cities Nuclear Power Station decommissioning
   trust fund ..............................................         (2,075)           (625)         (2,189)
Nonregulated capital expenditures ..........................           (687)         (2,957)         (6,058)
Purchase of assets and long-term investments ...............         (2,571)         (1,858)           (140)
Purchase of available-for-sale securities ..................         (7,806)         (2,713)        (12,307)
Proceeds from sale of securities
   Available for sale ......................................         11,643           2,553          72,468
   Held to maturity ........................................             --              --           2,984
Proceeds from sale of assets and other investments .........            264               8           1,097
Notes receivable from affiliate ............................        (31,300)             --              --
Purchase of MHC, net of cash received ......................             --      (2,429,532)             --
Other investing activities, net ............................         (1,443)         (3,660)         (7,754)
                                                                  ---------     -----------       ---------
   Net cash provided by (used in) continuing operations ....        (62,963)     (2,447,701)         31,177
   Net cash used in discontinued operations ................             --          (1,107)         (1,056)
                                                                  ---------     -----------       ---------
   Net cash used in investing activities ...................        (62,963)     (2,448,808)         30,121
                                                                  ---------     -----------       ---------


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                               MIDAMERICAN               MHC
                                                                                 FUNDING            (PREDECESSOR)
                                                                  -------------------------------   ------------
                                                                       THREE       MARCH 12, 1999   JAN. 1, 1999
                                                                      MONTHS          THROUGH          THROUGH
                                                                       ENDED          MARCH 31,       MARCH 11,
                                                                  MARCH 31, 2000        1999            1999
                                                                  --------------   --------------   ------------
                                                                             (UNAUDITED)

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid .........................................     $      --      $        --      $ (30,359)
Issuance of long-term debt, net of issuance costs and rate swap            --          706,525             --
Retirement of long-term debt, including reacquisition cost ....      (110,142)              (7)          (127)
Reacquisition of common shares ................................            --               --        (50,629)
Equity contribution from parent ...............................            --        1,727,651             --
Repayment of MidAmerican Capital Company unsecured
   revolving credit facility ..................................            --               --        (34,600)
Net increase (decrease) in notes payable ......................        (3,452)          18,433        (15,274)
                                                                    ---------      -----------      ---------
   Net cash provided by (used in) continuing operations .......      (113,594)       2,452,602       (130,989)
   Net cash provided by (used in) discontinued operations .....            --           (1,876)         1,719
                                                                    ---------      -----------      ---------
   Net cash provided by (used in) financing activities ........      (113,594)       2,450,706       (129,270)
                                                                    ---------      -----------      ---------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS
   OF DISCONTINUED OPERATIONS .................................            --              450           (234)
                                                                    ---------      -----------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........          (600)          15,636          4,140
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............         6,235               --          6,107
                                                                    ---------      -----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................     $   5,635      $    15,636      $  10,247
                                                                    =========      ===========      =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .....................     $  40,783      $     2,327      $  15,458
                                                                    =========      ===========      =========
Income taxes paid .............................................     $  15,182      $        --      $   8,401
                                                                    =========      ===========      =========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   GENERAL:

     The consolidated financial statements included herein have been prepared by MidAmerican Funding, LLC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican Funding believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Funding's latest Annual Report on Form 10-K.

     MidAmerican Funding is an Iowa limited liability company and a direct wholly owned subsidiary of MidAmerican Energy Holdings Company. MidAmerican Funding's direct wholly owned subsidiary is MHC Inc., an exempt public utility holding company. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

B.   ENVIRONMENTAL MATTERS:

     (1)  MANUFACTURED GAS PLANT FACILITIES -

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of March 31, 2000 was $28 million. The estimate consists of $3 million for investigation costs, $10 million for remediation costs, $13 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     (2)  CLEAN AIR ACT -

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

C.   RATE MATTERS:

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

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

     If MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy; if the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of regulatory assets. The 1997 pricing plan settlement agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return after reflecting credits to customers, exceeds 14%.

     Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican Energy's Illinois electric operations. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999 and 8.5% for 2000 through 2004. The initial calculation, which was due March 31, 2000, was based on 1998 and 1999 results.

D.   ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

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

     Statement of Financial Accounting Standards No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71.

With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation.

E.   SEGMENT INFORMATION:

     MidAmerican Funding has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and sales to other utilities. The gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs interest income, interest expense, income tax expense and equity in the net loss of investees are allocated to each segment.

     The  following  table  provides   MidAmerican  Funding  information  on  an
operating segment basis (in thousands):

                                        MIDAMERICAN                  MHC
                                          FUNDING                (PREDECESSOR)
                               -------------------------------   ------------
                                   THREE        MARCH 12, 1999   JAN. 1, 1999
                                  MONTHS           THROUGH          THROUGH
                                   ENDED          MARCH 31,        MARCH 11,
                               MARCH 31, 2000       1999             1999
                               --------------   --------------   ------------
Revenues
  Electric....................    $278,463         $53,165         $208,963
  Gas.........................     179,902          31,214          139,564
  Nonregulated and other (a)..      64,189           9,207           34,539
                                  --------         -------         --------
                                   522,554          93,586          383,066
                                  ========         =======         ========

Net Income:
  Electric....................    $ 27,771         $   797         $ 11,878
  Gas.........................      14,838           1,311           13,010
  Nonregulated and other (a)..      (6,020)             (4)          (7,678)
                                  --------         -------         --------
                                    36,589           2,104           17,210
                                  ========         =======         ========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

F.   OTHER COMPREHENSIVE INCOME:

     For the three months ended March 31, 2000, and for the periods March 12, 1999 through March 31, 1999, and January 1, 1999, through March 11, 1999, MidAmerican Funding's total comprehensive income was $34.1 million, $2.1 million and $58.8 million, respectively. The differences from Net Income are due to unrealized holding gains and losses of marketable securities during the periods. Accumulated other comprehensive income (loss) was $(2.5) million and zero as of March 31, 2000, and December 31, 1999, respectively.

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

     On March 12, 1999, MidAmerican Funding acquired MHC. As a part of this transaction, the former CalEnergy Company, Inc, a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

     Prior to October 1999, MidAmerican Energy Holdings' real estate brokerage and related services were conducted through MHC's subsidiary, MidAmerican Realty Services. In October 1999, MidAmerican Realty, was dividended from MHC and MidAmerican Funding to MidAmerican Energy Holdings.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis (MD&A) addresses the financial statements of MidAmerican Funding and MHC. The financial statements of MidAmerican Funding include the results of MHC beginning March 12, 1999. As discussed above, MHC's investment in MidAmerican Realty was distributed to MidAmerican Energy Holdings in October 1999. Accordingly, the operating results of MidAmerican Realty, which was acquired in 1998, are reflected as discontinued operations in the 1999 periods.

     Final valuations associated with the purchase of MHC were established in the first quarter of 2000. Due to the failure of electric restructuring legislation to pass in the Iowa legislature's 2000 session, adjustments were made to utility assets and liabilities, primarily impacting Electric Plant, Power Purchase Contract, and Excess of Cost Over Fair Value of Assets Acquired, Net on the Consolidated Balance Sheet as of March 31, 2000.

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


                              RESULTS OF OPERATIONS
                              ---------------------

     The following is a discussion of the historical results of MidAmerican Funding for the quarter ended March 31, 2000, and for the period March 12, 1999, through March 31, 1999, and of its predecessor, MHC, for the year to date period ended March 11, 1999. Results for MidAmerican Funding include the results of MHC beginning March 12, 1999, in conjunction with the acquisition of MHC by MidAmerican Energy Holdings. The impact of the acquisition is reflected in MidAmerican Funding's results of operations, predominately interest costs on debt issued by MidAmerican Funding to complete the acquisition and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. Since the periods discussed are not comparable to a similar prior period, the emphasis is on fluctuations from "normal" or unusual items that may cause the reported results of operations to not necessarily be indicative of future operating results.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------
MARCH 31, 2000
--------------

UTILITY GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the three months ended March 31, 2000, totaled $220 million. Temperatures during the period were 19% warmer than normal, reducing electric margin by approximately $8 million. MidAmerican Energy's electric revenues from the recovery of energy efficiency program costs totaled $8.9 million for the period. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. MidAmerican Energy also recorded an accrual for a revenue sharing arrangement under its 1997 pricing plan settlement. The accrual reduced revenues and electric margin by $3.4 million for the quarter.

     Regulated Gas Gross Margin -

     MidAmerican Energy's regulated gas gross margin totaled $69 million for the three months ended March 31, 2000. Temperatures during the period were 19% warmer than normal temperature conditions, resulting in a decrease in gas gross margin of approximately $12 million. Revenues from recovery of gas energy efficiency program costs totaled $2.9 million for the period. Again, revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses.

     The quarter ended March 31, 2000, reflects rate increases which were implemented since March 31, 1999. On January 22, 1999, the Iowa Utilities Board approved a $6.7 million annual interim increase in gas rates for Iowa retail customers effective immediately. An additional increase was implemented on

May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for South Dakota customers increased $2.4 million annually effective May 1, 1999.

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $96.5 million for the three months ended March 31, 2000. As mentioned in the gross margin discussions, other operating expenses include energy efficiency program costs. These costs totaled $10.2 million for the period.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     For the year to date period ended March 31, 2000,  nonregulated natural gas
marketing   activities   accounted  for  $47.8  million  and  $46.3  million  of
nonregulated revenues and nonregulated cost of sales, respectively.

     Revenues include $4.2 million from MidAmerican Energy's market access service project, which began in the third quarter of 1999. The pilot project allows Iowa customers with at least 4 megawatts of load that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales for the first quarter of 2000 includes $4.6 million related to the market access service project.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. MidAmerican Energy's revenues related to these supply services are included in nonregulated revenues and totaled $1.5 million.

     MidAmerican Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The first quarter of 2000 reflects an award of $1.0 million.

     Nonregulated revenues include $4.4 million from security system operations which were sold in April 2000.

     Nonregulated other operating costs include $9.5 million of goodwill amortization related to the acquisition of MHC.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Realized Gains and Losses on Securities, Net -

     Net realized gains and losses on securities for the year to date period ended March 31, 2000, reflects a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding.

     Other, Net -

     Other, net non-operating income for the period ended March 31, 2000 includes $2.1 million of expense related to MidAmerican Energy's accounts receivables sold.

RESULTS OF OPERATIONS OF MIDAMERICAN  FUNDING FOR THE PERIOD MARCH 12, 1999,
----------------------------------------------------------------------------
THROUGH MARCH 31, 1999
----------------------

     There are no material unusual items reflected in the results of operations for the period March 12, 1999, through March 31, 1999.

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

NON-OPERATING INCOME AND INTEREST EXPENSE

     Realized Gains and Losses on Securities, Net -

     Realized gains and losses on securities net for the year to date period ending March 11, 1999, reflects a $16 million pre-tax gain on the sale of shares of McLeodUSA common stock held by MHC.

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

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided from continuing operating activities was $176 million for the three months ended March 31, 2000 and $13 million for the period March 12, 1999, through March 31, 1999. MHC's net cash from continuing operations totaled $104 million for the period January 1, 1999, through March 11, 1999.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction
expenditures.   For  the  first  three  months  of  2000,  utility  construction expenditures totaled $29 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations.

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

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings that is reviewed annually.

     Investments -

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. In the Consolidated Statements of Cash Flows, the line "Purchase of Available-for-Sale Securities" and the line under "Proceeds from Sale of Securities" consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Issuance of MidAmerican Funding Debt -

     On March 11, 1999, MidAmerican Funding issued $200 million of 5.85% Senior Secured Notes due March 2001, $175 million of 6.339% Senior Secured Notes due 2009, and $325 million of 6.927% Senior Secured Bonds due 2029. Prior to the offering, MidAmerican Funding entered into three separate rate swap arrangements of $125 million each, which at closing created a $13.6 million cash payment to MidAmerican Funding due to an increase in interest rates. The net amount of the rate swap arrangements and $7.0 million of debt offering costs are being amortized using the effective interest method over the life of each of the three traunches. The proceeds from the offering were used to complete the acquisition of MHC. On March 7, 2000, MidAmerican Funding exchanged its senior secured notes for like senior secured exchange notes.

     MidAmerican Energy Debt Authorizations and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of March 31, 2000, MidAmerican Energy had in place a $325 million commercial paper program which is supported by $325 million of revolving credit facilities. In addition, MidAmerican Energy has a $5 million bank line of credit. MidAmerican Energy also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     MidAmerican Energy has on file with the Securities and Exchange Commission a registration statement to issue approximately $130 million of preferred securities and long-term debt. MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $500 million in various forms of long-term debt. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. Funding Corp. in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note, bearing interest at 8%, from Funding Corp. As of March 31, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $62 million. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of March 31, 2000, $134.2 million of accounts receivable, net of reserves, were sold under the agreement.

     Other Financing Information -

     MidAmerican Funding uses distributions that it receives from its subsidiaries to make payments on the Notes and Bonds. These subsidiaries must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999 whereby it committed to the Iowa Utilities Board to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the Iowa Utilities Board of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Funding. MidAmerican Funding is also required to seek the approval of the Iowa Utilities Board if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Funding.

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

     As of March 31, 2000, MHC had lines of credit totaling $44 million to provide for short-term financing needs, under which $20 million was outstanding.

     As of March 31, 2000, MidAmerican Capital had unsecured revolving credit facilities in the amount of $6 million, under which no debt was outstanding. MidAmerican Capital has $70 million of long-term debt outstanding at March 31, 2000, which will mature by the end of 2002.

     Midwest Capital currently has a $25 million line of credit with MidAmerican Energy, of which $5 million was outstanding at March 31, 2000.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

     The utility industry continues to evolve into an increasingly competitive environment. In many regions of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

     In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions becoming deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. Retail electric competition is presently not permitted in Iowa, MidAmerican Energy's primary market. Legislation to initiate competition was introduced in the Iowa legislature in the 2000 session, but it did not pass. MidAmerican Energy cannot predict the timing or ultimate outcome of any potential electric restructuring legislation in Iowa. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board. MidAmerican Energy has actively participated in the legislative and regulatory processes.

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

     In addition to rate reductions implemented in 1998, the law provides for Illinois earnings above a certain level of return on common equity to be shared equally between customers and MidAmerican Energy beginning in April 2000. MidAmerican Energy's return on common equity level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The level of return at which MidAmerican Energy will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999. Legislation passed in July 1999 increased the benchmark for 2000 through 2004 to 8.5% above the 30-year Treasury bond rate. The two-year average above which sharing must occur for 1999 was 11.21%. Using the same 30-year Treasury bond average, the computed level of return would be 12.71% for 2000 and 14.21% for 2001 through

2004.  The law allows  MidAmerican  Energy to  mitigate  the sharing of earnings
above  the  threshold   return  on  common  equity  through   accelerated   cost
recognition.

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

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of March 31, 2000, MidAmerican Energy had $269 million of net regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of March 31, 2000, included $38.1 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $17.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 2000 and 2001 is estimated to be $40 million and $35 million, respectively.

     Rate Matters: Electric -

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

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

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. The pricing plan settlement agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

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

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of March 31, 2000, was $28 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy would incur increased costs and a decrease in revenues. Refer to Note B(2) of Notes to Consolidated Financial Statements for further discussion of this issue.

     Quad Cities Nuclear Power Station -

     Quad Cities Station is operated by, and 75% owned by, Commonwealth Edison Company. On May 3, 1999, the Nuclear Regulatory Commission advised ComEd that it had classified Quad Cities Station in its Routine Oversight category for nuclear power plants, which is the best of the commission's three new categories, removing the station from the Trending (adversely) Letter status initiated in January 1998. During 1999, Quad Cities Station's capacity factor based on maximum dependable capacity was in excess of 96.0% compared to 51.7% for 1998. The lower capacity factor in 1998 reflects the extended outages at both of the Quad Cities Station units during the first five months of 1998.

     Generating Capability -

     In July 1999, retail customer usage of electricity caused an hourly peak demand of 3,833 MW on MidAmerican Energy's energy system. MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy was able to maintain its capacity reserve requirement during the hot weather in July 1999 and was not adversely affected by the resultant high prices in the off-system market.

     MidAmerican Energy believes it has adequate electric capacity reserve and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

     Sale of Security System Companies -

     In April 2000, MidAmerican Capital sold all of its interest in its security systems subsidiaries. The sale included AAA Security, one of the largest residential and commercial security systems companies in the Midwest. In total, MidAmerican Capital's security operations had more than 20,000 security customers in the Midwest. Revenues and net income in the quarter ended March 31, 2000, for the security operations sold were $4.4 million and less than $0.1 million, respectively.

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and is effective for MidAmerican Funding beginning January 1, 2001. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Funding is in the process of evaluating the impact of this accounting standard.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Funding is exposed to market risk, including changes in the market price of certain commodities and interest rates. The exposure to changes in market prices and interest rates at March 31, 2000, is not materially different than at December 31,1999.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     MidAmerican Energy and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information relating to MidAmerican Energy's environmental matters' reference is made to Note B of Notes to Consolidated Financial Statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS

Exhibits Filed Herewith
-----------------------

     Exhibit 27 - Financial Data Schedules (for electronic filing only).

(B)  REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                    MIDAMERICAN FUNDING, LLC
                                                  ----------------------------
                                                           (Registrant)







Date  May 10, 2000                                   /s/  Patrick J. Goodman
    --------------                                ----------------------------
                                                          Patrick J. Goodman
                                                  Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit No.
-----------

27   Financial Data Schedule (for electronic filing only)