Form 10-Q
period 2000-06-30
MIDAMERICAN FUNDING LLC
filed 2000-08-10
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2000

Commission     Registrant's Name, State of Incorporation,      IRS Employer
File Number           Address and Telephone Number          Identification No.
-----------    -----------------------------------------    ------------------

333-90553               MIDAMERICAN FUNDING, LLC               47-0819200
                   (AN IOWA LIMITED LIABILITY COMPANY)
                        666 GRAND AVE. PO BOX 657
                         DES MOINES, IOWA 50303
                             515-242-4300

Securities registered pursuant to Section 12(b) of the Act:  None



Securities registered pursuant to Section 12(g) of the Act:

                  5.85% Senior Secured Exchange Notes due 2001
                  6.339% Senior Secured Exchange Notes due 2009
                  6.927% Senior Secured Exchange Bonds due 2029

_______________________________________________________________________________

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

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of July 31, 2000.

                            MIDAMERICAN FUNDING, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                         PART I.  FINANCIAL INFORMATION              PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Report..............................  3
         Consolidated Statements of Income............................  4
         Consolidated Balance Sheets..................................  5
         Consolidated Statements of Cash Flows........................  6
         Notes to Consolidated Financial Statements...................  8

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............. 13

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ........................................... 29

ITEM 6.  Exhibits and Reports on Form 8-K............................. 30

Signatures............................................................ 31

Exhibit Index......................................................... 32

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC (successor to MHC Inc.) and subsidiaries (the Company) as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 for the Company; for the period January 1, 1999 to March 11, 1999 for MHC Inc.; for the period March 12, 1999 to June 30, 1999 for the Company; and for the three-month period ended June 30, 1999 for the Company; and the related consolidated statements of cash flows for the six-month period ended June 30, 2000 for the Company; for the period January 1, 1999 to March 11, 1999 for MHC, Inc.; and for the period March 12, 1999 to June 30, 1999 for the Company. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income and cash flows for the period January 1, 1999 to March 11, 1999 for MHC Inc. and March 12, 1999 to December 31, 1999 for the Company (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Des Moines, Iowa
July 21, 2000

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                                         MHC
                                                       MIDAMERICAN FUNDING (UNAUDITED)               (PREDECESSOR)
                                               ---------------------------------------------------   -------------
                                                       THREE           SIX MONTHS   MARCH 12, 1999   JAN. 1, 1999
                                                       MONTHS            ENDED         THROUGH         THROUGH
                                                    ENDED JUNE 30,      JUNE 30,       JUNE 30,        MARCH 11,
                                                  2000        1999       2000           1999             1999
                                               ---------   ---------   ----------   -------------    -------------

OPERATING REVENUES
Regulated electric .........................   $ 281,973   $ 279,350    $ 560,436     $ 332,515       $ 208,963
Regulated gas ..............................      98,153      71,282      278,055       102,496         139,564
Nonregulated ...............................      90,007      35,470      154,196        44,677          34,539
                                               ---------   ---------    ---------     ---------       ---------
                                                 470,133     386,102      992,687       479,688         383,066
                                               ---------   ---------    ---------     ---------       ---------
OPERATING EXPENSES
Regulated:
   Cost of fuel, energy and capacity .......      56,451      49,724      113,811        60,281          40,232
   Cost of gas sold ........................      61,055      38,595      172,552        55,544          79,910
   Other operating expenses ................      97,375     104,231      193,895       126,897          93,940
   Maintenance .............................      29,938      31,934       54,677        40,169          18,302
   Depreciation and amortization ...........      49,140      47,688       93,483        57,961          39,417
   Property and other taxes ................      19,110      20,662       38,409        25,055          15,758
                                               ---------   ---------    ---------     ---------       ---------
                                                 313,069     292,834      666,827       365,907         287,559
                                               ---------   ---------    ---------     ---------       ---------
Nonregulated:
   Cost of sales ...........................      83,861      29,057      139,512        36,983          30,188
   Other ...................................      15,541      16,479       33,023        20,697           6,421
                                               ---------   ---------    ---------     ---------       ---------
                                                  99,402      45,536      172,535        57,680          36,609
                                               ---------   ---------    ---------     ---------       ---------
   Total operating expenses ................     412,471     338,370      839,362       423,587         324,168
                                               ---------   ---------    ---------     ---------       ---------

OPERATING INCOME ...........................      57,662      47,732      153,325        56,101          58,898
                                               ---------   ---------    ---------     ---------       ---------
NON-OPERATING INCOME
Interest income ............................       3,810       8,938        7,626         9,261           1,411
Dividend income ............................       1,075       1,547        2,188         1,883           1,331
Realized gains and losses on securities, net      (2,665)     78,981       (1,329)       78,971          15,214
Other, net .................................       6,546          83        6,004           922         (18,133)
                                               ---------   ---------    ---------     ---------       ---------
                                                   8,766      89,549       14,489        91,037            (177)
                                               ---------   ---------    ---------     ---------       ---------
FIXED CHARGES
Interest on long-term debt .................      25,985      29,277       53,233        35,782          14,814
Other interest expense .....................       4,432       3,582        7,406         4,362           3,145
Preferred dividends of subsidiaries ........       3,295       2,691        6,529         3,093           2,831
Allowance for borrowed funds ...............        (374)       (300)        (753)         (371)           (235)
                                               ---------   ---------    ---------     ---------       ---------
                                                  33,338      35,250       66,415        42,866          20,555
                                               ---------   ---------    ---------     ---------       ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES .....................      33,090     102,031      101,399       104,272          38,166
INCOME TAXES ...............................      16,839      41,044       48,559        42,380          21,377
                                               ---------   ---------    ---------     ---------       ---------
INCOME FROM CONTINUING OPERATIONS ..........      16,251      60,987       52,840        61,892          16,789
INCOME FROM DISCONTINUED OPERATIONS
   (NET OF INCOME TAXES) ...................          --       5,054           --         6,253             421
                                               ---------   ---------    ---------     ---------       ---------
NET INCOME .................................   $  16,251   $  66,041    $  52,840     $  68,145       $  17,210
                                               =========   =========    =========     =========       =========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     AS OF
                                                             ------------------------
                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                             -----------  ----------
                                                             (UNAUDITED)

ASSETS
UTILITY PLANT
Electric ..................................................  $4,404,772   $4,209,281
Gas .......................................................     819,600      809,112
                                                             ----------   ----------
                                                              5,224,372    5,018,393
Less accumulated depreciation and amortization ............   2,627,548    2,546,516
                                                             ----------   ----------
                                                              2,596,824    2,471,877
Construction work in progress .............................      29,197       33,739
                                                             ----------   ----------
                                                              2,626,021    2,505,616
                                                             ----------   ----------
POWER PURCHASE CONTRACT ...................................      93,845           --
                                                             ----------   ----------
CURRENT ASSETS
Cash and cash equivalents .................................       4,808        6,235
Receivables ...............................................     211,621      215,361
Inventories ...............................................      39,138       82,823
Prepaid taxes .............................................      22,889       22,889
Other .....................................................      11,119       12,301
                                                             ----------   ----------
                                                                289,575      339,609
                                                             ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ................     569,403      519,201
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ....   1,329,961    1,482,992
OTHER ASSETS ..............................................     312,652      347,935
                                                             ----------   ----------
TOTAL ASSETS ..............................................  $5,221,457   $5,195,353
                                                             ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity ...........................................  $1,851,031   $1,800,416
MidAmerican Energy preferred securities, not subject to
   mandatory redemption ...................................      31,759       31,759
Preferred securities, subject to mandatory redemption:
    MidAmerican Energy preferred securities ...............      50,000       50,000
    MidAmerican Energy-obligated preferred securities
       of subsidiary trust holding solely MidAmerican
       Energy junior subordinated debentures ..............     100,000      101,598
Long-term debt (excluding current portion) ................   1,307,858    1,508,394
                                                             ----------   ----------
                                                              3,340,648    3,492,167
                                                             ----------   ----------
CURRENT LIABILITIES
Notes payable .............................................     234,711      204,000
Current portion of long-term debt .........................     224,948      134,082
Current portion of power purchase contract ................      15,767       15,767
Accounts payable ..........................................     158,349      165,915
Taxes accrued .............................................      96,374      110,592
Interest accrued ..........................................      26,323       29,555
Other .....................................................      34,458       42,392
                                                             ----------   ----------
                                                                790,930      702,303
                                                             ----------   ----------
OTHER LIABILITIES
Power purchase contract ...................................      52,282       52,282
Deferred income taxes .....................................     604,582      520,088
Investment tax credit .....................................      68,827       71,757
Other .....................................................     364,188      356,756
                                                             ----------   ----------
                                                              1,089,879    1,000,883
                                                             ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ......................  $5,221,457   $5,195,353
                                                             ==========   ==========


         The accompanying notes are an integral part of these statements

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    MHC
                                                             MIDAMERICAN FUNDING (UNAUDITED)   (PREDECESSOR)
                                                             -------------------------------  -------------
                                                             SIX MONTHS     MARCH 12, 1999    JAN. 1, 1999
                                                               ENDED           THROUGH           THROUGH
                                                              JUNE 30,         JUNE 30,          MARCH 11,
                                                                2000             1999              1999
                                                             ----------     --------------    -------------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................      $  52,840       $    68,145       $  17,210
Adjustments to reconcile net income to net
   cash provided:
   Income from discontinued operations ................             --            (6,253)           (421)
   Depreciation and amortization ......................        112,568            69,379          39,865
   Deferred income taxes and investment tax
     credit, net ......................................           (566)          (85,650)         (2,327)
   Amortization of other assets and liabilities .......         10,435            14,915          12,035
   Gain on sale of securities, assets and other
     investments ......................................         (4,761)          (80,084)        (15,478)
   Cash inflows (outflows) of accounts
     receivable securitization ........................         12,877           (14,025)         10,000
   Impact of changes in working capital, net
     of effects from discontinued operations ..........          2,780           133,574          38,190
   Other ..............................................        (13,500)            6,808           4,878
                                                             ---------       -----------       ---------
     Net cash provided by continuing operations .......        172,673           106,809         103,952
     Net cash provided by (used in)
       discontinued operations ........................             --            16,533            (429)
                                                             ---------       -----------       ---------
     Net cash provided by operating activities ........        172,673           123,342         103,523
                                                             ---------       -----------       ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .....................        (80,780)          (60,941)        (16,924)
Quad Cities Nuclear Power Station
   decommissioning trust fund .........................         (4,152)           (3,469)         (2,189)
Nonregulated capital expenditures .....................           (686)          (15,559)         (6,058)
Purchase of assets and long-term investments ..........         (2,808)           (2,468)           (140)
Purchase of available-for-sale securities .............        (13,477)          (19,764)        (12,307)
Proceeds from sale of securities
   Available for sale .................................         24,067           381,440          72,468
   Held to maturity ...................................             --                --           2,984
Proceeds from sale of assets and other
   investments ........................................         23,562             1,736           1,097
Notes receivable from affiliate .......................        (39,436)         (237,167)             --
Purchase of MHC, net of cash received .................             --        (2,429,532)             --
Other investing activities, net .......................           (317)           (4,123)         (7,754)
                                                             ---------       -----------       ---------
   Net cash provided by (used in)
     continuing operations ............................        (94,027)       (2,389,847)         31,177
   Net cash used in discontinued operations ...........             --            (4,740)         (1,056)
                                                             ---------       -----------       ---------
   Net cash provided by (used in) investing
     activities .......................................        (94,027)       (2,394,587)         30,121
                                                             ---------       -----------       ---------

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                                    MHC
                                                           MIDAMERICAN FUNDING (UNAUDITED)     (PREDECESSOR)
                                                           ------------------------------      ------------
                                                             SIX MONTHS    MARCH 12, 1999      JAN. 1, 1999
                                                               ENDED          THROUGH            THROUGH
                                                              JUNE 30,        JUNE 30,           MARCH 11,
                                                                2000            1999               1999
                                                             ---------     --------------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid .................................      $      --       $        --       $ (30,359)
Issuance of long-term debt, net of issuance costs
   and rate swap ......................................             --           706,525              --
Retirement of long-term debt, including
   reacquisition cost .................................       (110,784)             (502)           (127)
Reacquisition of common shares ........................             --                --         (50,629)
Equity contribution from parent .......................             --         1,727,651              --
Repayment of MidAmerican Capital Company
   unsecured revolving credit facility ................             --                --         (34,600)
Net increase (decrease) in notes payable ..............         30,711          (140,052)        (15,274)
                                                             ---------       -----------       ---------
   Net cash provided by (used in) continuing
     operations .......................................        (80,073)        2,293,622        (130,989)
   Net cash provided by (used in) discontinued
     operations .......................................             --            (3,597)          1,719
                                                             ---------       -----------       ---------
   Net cash provided by (used in) financing activities         (80,073)        2,290,025        (129,270)
                                                             ---------       -----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS
   OF DISCONTINUED OPERATIONS .........................             --            (8,196)           (234)
                                                             ---------       -----------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ........................................         (1,427)           10,584           4,140
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD ..........................................          6,235                --           6,107
                                                             ---------       -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............      $   4,808       $    10,584       $  10,247
                                                             =========       ===========       =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .............      $  61,248       $    26,407       $  15,458
                                                             =========       ===========       =========
Income taxes paid .....................................      $  82,054       $        82       $   8,401
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

     MidAmerican Funding is an Iowa limited liability company and a direct, wholly owned subsidiary of MidAmerican Energy Holdings Company. MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc., an exempt public utility holding company. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of June 30, 2000 was $27 million. The estimate consists of $3 million for investigation costs, $9 million for remediation costs, $13 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the Environmental Protection Agency indicating the Environmental Protection Agency had not expressed sufficient justification for the basis of establishing the standards and ruling that the Environmental Protection Agency has exceeded its constitutionally-delegated authority in setting the standards. The Environmental Protection Agency's appeal of the court's ruling to the full panel of the United States District Court of Appeals for the District of Columbia was denied. In May 2000 the United States Supreme Court granted certiorari to review the appeals court decision. Oral arguments are expected in the fall of 2000.

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

     Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican Energy's Illinois electric operations. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. The benchmark is a calculation of average 30-year Treasury Bond rates plus 5.5% for 1998 and 1999 and 8.5% for 2000 through 2004. The initial calculation, which was due
March 31, 2000, was based on 1998 and 1999 results. The two-year average above which sharing must occur for 1999 was 11.21%. Using the same 30-year Treasury bond average, the computed level of return would be 12.71% for 2000 and 14.21% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of June 30, 2000, MidAmerican Energy had $255 million of regulatory assets on its Consolidated Balance Sheet.

E.  SEGMENT INFORMATION:

     MidAmerican Funding has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and sales to other utilities. The gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense and equity in the net loss of investees are allocated to each segment.

        The following table provides MidAmerican Funding information on an operating segment basis (in thousands):

                                                                                           MHC
                                                   MIDAMERICAN FUNDING (UNAUDITED)     (PREDECESSOR)
                                  --------------------------------------------------   ------------
                                         THREE           SIX MONTHS   MARCH 12, 1999   JAN. 1, 1999
                                         MONTHS             ENDED         THROUGH          THROUGH
                                      ENDED JUNE 30,      JUNE 30,       JUNE 30,        MARCH 11,
                                     2000       1999        2000           1999            1999
                                  ---------  ---------   ----------   --------------   ------------

Revenues:
  Electric .................      $ 281,973  $ 279,350    $ 560,436      $ 332,515     $ 208,963
  Gas ......................         98,153     71,282      278,055        102,496       139,564
  Nonregulated and other (a)         90,007     35,470      154,196         44,677        34,539
                                  ---------  ---------    ---------      ---------     ---------
                                  $ 470,133  $ 386,102    $ 992,687      $ 479,688     $ 383,066
                                  =========  =========    =========      =========     =========
Net Income:
  Electric .................      $  26,163  $  25,284    $  53,934      $  26,081     $  11,878
  Gas ......................            550     (5,991)      15,388         (4,680)       13,010
  Nonregulated and other (a)        (10,462)    46,748      (16,482)        46,744        (7,678)
                                  ---------  ---------    ---------      ---------     ---------
                                  $  16,251  $  66,041    $  52,840      $  68,145     $  17,210
                                  =========  =========    =========      =========     =========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

F.  OTHER COMPREHENSIVE INCOME:

     For the six months ended June 30, 2000, and for the periods March 12, 1999 through June 30, 1999, and January 1, 1999, through March 11, 1999, MidAmerican Funding's total comprehensive income was $51.4 million, $68.5 million and $58.8 million, respectively. For the three months ended June 30, 2000 and 1999, MidAmerican Funding's total comprehensive income was $17.3 million and $66.4 million, respectively. The differences from Net Income are due to unrealized holding gains and losses of marketable securities during the periods. Accumulated other comprehensive income (loss) was $(1.5) million and zero as of June 30, 2000, and December 31, 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Funding, LLC is an Iowa limited liability company that was formed in March 1999. MidAmerican Funding is a direct, wholly owned subsidiary of MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., formerly known as MidAmerican Energy
Holdings Company, which owns all of the common stock of MidAmerican Energy Company, MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

     On March 12, 1999, MidAmerican Funding acquired MHC. As a part of this transaction, the former CalEnergy Company, Inc, a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

     Prior to October 1999, MidAmerican Energy Holdings' real estate brokerage and related services were conducted through MHC's subsidiary, MidAmerican Realty Services. In October 1999, MidAmerican Realty was dividended from MHC and MidAmerican Funding to MidAmerican Energy Holdings.

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

     Final valuations associated with the purchase of MHC were established in the first quarter of 2000. Due to the failure of electric restructuring legislation to pass in the Iowa legislature's 2000 session, adjustments were made to utility assets and liabilities in the first quarter of 2000, primarily impacting Electric Plant, Power Purchase Contract, and Excess of Cost Over Fair Value of Assets Acquired, Net on the Consolidated Balance Sheet included herein.

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


                              RESULTS OF OPERATIONS
                              ---------------------

     The following is a discussion of the historical results of MidAmerican Funding and of its predecessor, MHC, for the periods presented on the Consolidated Statements of Income in this Form 10-Q. Results for MidAmerican Funding include the results of MHC beginning March 12, 1999, in conjunction with the acquisition of MHC by MidAmerican Energy Holdings. The impact of the acquisition is reflected in MidAmerican Funding's results of operations, predominately interest costs on debt issued by MidAmerican Funding to complete the acquisition and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. Since the periods discussed, other than the three-month periods ended June 30, 2000 and 1999, are not comparable to a similar prior-year period, the emphasis for these discussions is on fluctuations from "normal" or unusual items that may cause the reported results of operations to not necessarily be indicative of future operating results.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------
     JUNE 30, 2000, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999
     -------------------------------------------------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                               Three Months
                                              Ended June 30
                                            -----------------
                                            2000         1999
                                            ----         ----
                                              (In millions)
Operating revenues...................       $282         $279
Cost of fuel, energy and capacity....         56           50
                                            ----         ----
Electric gross margin................       $226         $229
                                            ====         ====

     Electric gross margin for the second quarter of 2000 decreased $3 million compared to the second quarter of 1999.

     Temperatures during the three months ended June 30, 2000, were more moderate than temperatures in the second quarter of 1999, resulting in a $3 million decrease in electric margin. Growth in the number of customers and other usage factors not dependent on weather increased electric margin by $2.8 million compared to the second quarter of 1999. In total, retail sales of electricity increased 1.8% for the three months ended June 30, 2000, compared to the same period in 1999.

     Electric revenues from the recovery of energy efficiency program costs and a tracking mechanism related to Cooper Nuclear Station costs, referred to as the Cooper Tracker, decreased $2.2 million compared to the second quarter of 1999. Changes in revenues from these recovery items are substantially matched with corresponding changes in other operating expenses. The decrease in energy efficiency program costs is due to the completion in 1999 of two of the four-year recovery phases. One phase remains and will be completed in 2001. Refer to the discussion under "Energy Efficiency" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A for further discussion of energy efficiency cost recovery.

     A refund accrual for a revenue sharing arrangement in Iowa was $1.1 million less in the second quarter of 2000 than in the 1999 quarter, resulting in an increase in electric margin. Conversely, electric margin decreased $0.8 million due to a decrease in margins on off-system sales compared to the quarter ended June 30, 1999. Related sales volumes decreased 13.4%. Off-system sales are the supply of energy to other utilities, municipalities and marketers which in turn distribute it to end-use customers.

     Revenues from electric transmission services decreased $0.7 million compared to the 1999 quarter due principally to a reduction in transactions under MidAmerican Energy's transmission tariff. Under an order by the Federal Energy Regulatory Commission, beginning in the fourth quarter of 1999, the Mid-Continent Area Power Pool tariff was opened to transactions which previously would have been under the MidAmerican Energy tariff.

     Regulated Gas Gross Margin -

                                     Three Months
                                     Ended June 30
                                   ----------------
                                   2000        1999
                                   ----        ----
                                     (In millions)
Operating revenues..............   $ 98        $ 71
Cost of gas sold................     61          39
                                   ----        ----
  Gas gross margin..............   $ 37        $ 32
                                   ====        ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the three-month period ended June 30, 2000, compared to the same period in 1999 increased revenues and cost of gas sold by approximately $24 million.

     Compared to the second quarter of 1999, gas gross margin increased approximately $5 million due primarily to a $3.6 million adjustment to gas margin in the second quarter of 1999 for sales to the electric generation unit.

     Changes in retail gas rates increased gas margin by approximately $1.1 million compared to the second quarter of 1999. On January 22, 1999, the IUB approved a $6.7 million annual interim increase in gas rates for Iowa retail customers. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for South Dakota customers increased $2.4 million annually effective May 1, 1999.

     Recovery of gas energy efficiency costs decreased $1.0 million compared to the second quarter of 1999. Again, changes in revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses.

     A $1 million decrease in gas margin due to more moderate temperatures was offset by a similar increase from customer growth and other sales factors compared to the second quarter of 1999. Margin for gas transported increased $0.9 million due to a 4.9% increase in volumes transported compared to the quarter ended June 30, 1999.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses decreased $6.9 million for the second quarter of 2000 compared to the second quarter of 1999. Information technology expenses were $1.0 million lower in the 2000 quarter due principally to consulting and other costs in the 1999 quarter to support newly implemented systems and for Y2K preparation. As mentioned in the gross margin sections above, energy efficiency costs and Cooper Tracker costs decreased compared to the three months ended June 30, 1999, which reduced other operating expenses by $2.9 million. Pension expense increased $2.4 million for the second quarter of 2000 compared to the same period in 1999. Lower Cooper Nuclear Station costs contributed $4.0 million to the decrease.

     Maintenance expenses decreased $2.0 million for the three months ended June 30, 2000, compared to the 1999 period due to the timing of coal-fired and nuclear generating plant maintenance.

     Depreciation   and  amortization   expense   increased  for  the  quarterly
comparison due to an increase in utility plant.

     Property and other taxes decreased for the three months ended June 30, 2000, compared to the 1999 period due to a reduction in MidAmerican Energy's Iowa property tax assessed values.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues and Cost of Sales -

     Revenues from nonregulated natural gas marketing operations increased $54.0 million to $80.9 million for the second quarter of 2000 compared to the second quarter of 1999. An increase in the average price per unit sold, reflective of a 65% increase in the average cost of gas, accounted for $28.5 million of the increase in revenues. Sales volumes increased 11 million MMBtus (95%) resulting in a $25.5 million increase in revenues. Related cost of sales increased $55.0 million to $79.9 million and reflects the increase in cost per unit and sales volumes.

     Nonregulated revenues for the second quarter of 2000 include $4.5 million from MidAmerican Energy's market access service project, which began in the third quarter of 1999. The pilot project allows participating Iowa customers with at least 4 megawatts of load to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales for the second quarter of 2000 includes $4.1 million related to the market access service project.

     The second quarter of 1999 includes $4.4 million of revenues and $3.3 million of cost of sales from the security system operations sold in April 2000.

     Other Operating Expenses -

     Amortization of MidAmerican Funding goodwill totaled $8.6 million and $9.3 million for the three months ended June 30, 2000 and 1999, respectively. Costs related to the security system operations totaled $1.1 million in the second quarter of 1999. Costs related to MidAmerican Energy nonutility services increased in the second quarter of 2000 compared to the second quarter of 1999.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     The decrease in interest income is due to $5.8 million of interest in the three months ended June 30, 1999, related to an escrow for the purchase of MHC by MidAmerican Funding in March 1999.

     Realized Gains and Losses on Securities, Net -

     In the second quarter of 1999, MidAmerican Funding recorded a $78.2 million pre-tax gain on the sale of its investment in McLeodUSA common stock.

     Other, Net -

     Other, Net reflects the discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $2.3 million and $1.7 million in the second quarter of 2000 and 1999, respectively.

     In the second quarter of 2000, MidAmerican Funding recognized pre-tax gains on the sales of its security system operations and an office building totaling $4.3 million and $1.0 million, respectively. Pre-tax gains on sales of rail cars totaled $0.3 million and $1.2 million in the second quarter of 2000 and 1999, respectively.

     Income  from  equity  investments  increased   approximately  $0.8  million
compared to the second quarter of 1999.

     Fixed Charges -

     The decrease in interest on long-term debt is due to maturities of MidAmerican Energy long-term debt in 1999 and 2000. Other interest expense increased compared to the 1999 second quarter due to an increase in MidAmerican Energy's average short-term debt outstanding. In addition, the 2000 quarter includes $0.6 million on interest related to a gas supplier tax refund that is refundable to customers.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------
     JUNE 30, 2000
     -------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the six months ended June 30, 2000, totaled $447 million. Temperatures during the period were more moderate than normal temperature conditions, reducing electric margin by approximately $17 million. MidAmerican Energy's electric revenues from the recovery of energy efficiency program costs totaled $17.7 million for the period. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. MidAmerican Energy also recorded an accrual for a revenue sharing arrangement under its

1997 Iowa pricing plan settlement. The accrual reduced revenues and electric margin by $7.5 million for the six months ended June 30, 2000.

     Regulated Gas Gross Margin -

     MidAmerican Energy's regulated gas gross margin totaled $106 million for the six months ended June 30, 2000. Temperatures during the period were 18% warmer than normal temperature conditions, resulting in a decrease in gas gross margin of approximately $14 million. Revenues from recovery of gas energy efficiency program costs totaled $5.8 million for the period. Again, revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses.

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $193.9 million for the six months ended June 30, 2000. As mentioned in the gross margin discussions, other operating expenses include energy efficiency program costs. These costs totaled $20.2 million for the period.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     For the year to date period ended June 30, 2000, nonregulated natural gas marketing activities accounted for $128.7 million and $126.2 million of nonregulated revenues and nonregulated cost of sales, respectively.

     Revenues include $8.6 million from MidAmerican Energy's market access service project discussed in the three-month comparison section above. Cost of sales for the first six months of 2000 includes $8.7 million related to the market access service project.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. MidAmerican Energy's nonregulated revenues include $1.5 million in agency fees related to these supply services.

     MidAmerican Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and MidAmerican Energy. The first six months of 2000 reflect an award of $1.9 million.

     Nonregulated revenues include $4.4 million from security system operations which were sold in April 2000.

     Nonregulated other operating costs include $18.1 million of goodwill amortization related to the acquisition of MHC.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Realized Gains and Losses on Securities, Net -

     Net realized gains and losses on securities for the year to date period ended June 30, 2000, reflects a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding, which partially offset losses on sales of MidAmerican Funding's preferred stock portfolio.

     Other, Net -

     Other, net non-operating income for the six-month period ended June 30, 2000, includes $4.4 million of net expense related to MidAmerican Energy's accounts receivables sold. The sale of MidAmerican Funding's security system operations in April 2000 resulted in a $4.3 million pre-tax gain. Additionally, the sale of an office building resulted in a $1.0 million pre-tax gain.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE PERIOD MARCH 12, 1999,
---------------------------------------------------------------------------
     THROUGH JUNE 30, 1999
     ---------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the period March 12, 1999 through June 30, 1999, totaled $272 million. Approximately $12 million of MidAmerican Energy's electric revenues for the period were from the recovery of energy efficiency program costs. Temperatures during the period were milder than normal temperature conditions, reducing electric margin by approximately $6 million compared to normal temperature conditions. Additionally, MidAmerican Energy recorded an accrual for a revenue sharing arrangement under its 1997 pricing plan settlement. The accrual reduced revenues and electric margin by $6 million during the period.

     Regulated Gas Gross Margin -

     MidAmerican Energy's regulated gas gross margin totaled $47 million for the period March 12, 1999 through June 30, 1999. Revenues from recovery of gas energy efficiency program costs totaled approximately $5 million for the period.

     On January 22, 1999, the Iowa Utilities Board approved a $6.7 million annual interim increase in gas rates for Iowa retail customers effective immediately. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for MidAmerican Energy's South Dakota gas customers increased $2.4 million annually effective May 1, 1999. Accordingly, the period ended June 30, 1999, includes only a partial-year effect of these final rate increases.

     Temperatures during the heating months were warmer than normal, resulting in a decrease in gas gross margin of approximately $2 million.

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $127 million for the period March 12, 1999 through June 30, 1999. As mentioned in the gross margin discussions, other operating expenses includes energy efficiency program costs. For MidAmerican Funding's period ended June 30, 1999, such costs totaled approximately $15 million. MidAmerican Energy incurred approximately $2 million in operating costs related to its year 2000 readiness efforts during the period.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues from nonregulated operations include $34 million from nonregulated natural gas activities. Nonregulated cost of sales reflects $32 million of related cost of gas. Revenues and cost of sales related to security system operations sold in April 2000 totaled approximately $5 million and $4 million, respectively.

     Nonregulated other operating costs for the period March 12, 1999 through June 30, 1999, include approximately $11 million from amortization of goodwill at MidAmerican Funding associated with the acquisition of MHC. Additionally, nonregulated other operating costs include $5 million from nonregulated marketing initiatives at MidAmerican Energy.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     Interest income reflects interest on temporary cash investments which include proceeds from the sale of McLeodUSA common stock described below. Additionally, interest income includes $5.8 million of interest on a cash escrow balance for the purchase of MHC.

     Realized Gains and Losses on Securities, Net -

     In May 1999 most of the shares of McLeodUSA common stock held by MHC were sold in a secondary offering by McLeodUSA. A pre-tax gain of $78.2 million resulting from this transaction is reflected in realized gains and losses on securities, net.

     Other, Net -

     Other, net reflects $1.2 million of pre-tax gain on the sale of railcar assets.

     Fixed Charges -

     Interest on long-term debt includes $12.7 million of interest expense on $700 million in debt issued by MidAmerican Funding in conjunction with the acquisition of MHC.

RESULTS OF OPERATIONS OF MHC FOR THE PERIOD JANUARY 1, 1999 THROUGH
--------------------------------------------------------------------
     MARCH 11, 1999
     --------------

REGULATED GROSS MARGIN

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

     Other, Net -

     Other, net non-operating income for the period ended March 11, 1999 includes approximately $19 million of costs related to the acquisition of MHC. In addition, it includes $2 million of expense related to accounts receivables sold.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Funding has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided by continuing operations was $173 million for the six months ended June 30, 2000 and $107 million for the period March 12, 1999, through June 30, 1999. MHC's net cash provided by continuing operations totaled $104 million for the period January 1, 1999, through March 11, 1999.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the first six months of 2000, utility construction expenditures totaled $81 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations.

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

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $42 million during the period 2000 through 2004 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the trusts' funds are invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition, MidAmerican Energy makes payments to the Nebraska Public Power District related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. NPPD estimates call for MidAmerican Energy to pay approximately $57 million to NPPD for Cooper decommissioning during the period 2000 through 2004. The Nebraska Public Power District invests the funds predominantly in U.S. Treasury Bonds and other U.S. Government securities. Approximately 20% was invested in domestic corporate debt. MidAmerican

Energy's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to
Part II, Item 1. Legal Proceedings, for further discussion of the litigation.

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are to a large extent included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings that is reviewed annually.

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

     MidAmerican Energy Debt Authorizations and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of June 30, 2000, MidAmerican Energy had in place a $325 million commercial paper program which is supported by $325 million of revolving credit facilities. In addition, MidAmerican Energy has a $5 million bank line of credit. MidAmerican Energy also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $338 million in various forms of long-term debt. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     On July 24, 2000, MidAmerican Energy issued $162 million of 7.375% medium-term notes due August 1, 2002. Additionally, MidAmerican Energy entered into a two-year fixed-to-floating interest rate swap. The floating rate is based on a three-month LIBOR rate.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. Funding Corp. in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note, bearing interest at 8%, from Funding Corp. As of June 30, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $45 million. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of June 30, 2000, $118.1 million of accounts receivable, net of reserves, were sold under the agreement.

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

     As of June 30, 2000, MHC had lines of credit totaling $20 million to provide for short-term financing needs, under which the entire amount was outstanding.

     As of June 30, 2000, MidAmerican Capital had unsecured revolving credit facilities in the amount of $6 million, under which no debt was outstanding. MidAmerican Capital has $70 million of long-term debt outstanding at June 30, 2000, which matures evenly through 2002.

     Midwest Capital currently has a $25 million line of credit with MidAmerican Energy, of which $5 million was outstanding at June 30, 2000.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

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

     As retail choice becomes more prevalent, the generation and retail portions of MidAmerican Energy's electric business will be most affected by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail choice evolves, competition from other traditional utilities, power marketers and customer-owned generation could put pressure on utility margins.

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

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of June 30, 2000, MidAmerican Energy had $255 million of net regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of June 30, 2000, included $30.0 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 2000 and 2001 is estimated to be $40 million and $34 million, respectively.

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

     Under the 1997 pricing plan settlement agreement if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. The pricing plan settlement agreement precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Rate Matters: Gas -

     On July 11, 2000, the Illinois Commerce Commission issued an order approving a gas rate increase totaling $2.1 million, or 4.9%, annually effective July 18, 2000.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of June 30, 2000, was $27 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy could incur increased costs and a decrease in revenues. Refer to Note B(2) of Notes to Consolidated Financial Statements for further discussion of this issue.

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

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138 and is effective for MidAmerican Funding beginning January 1, 2001. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Funding is in the process of evaluating the impact of this accounting standard.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Funding is exposed to market risk, including changes in the market price of certain commodities and interest rates. The exposure to changes in market prices and interest rates at June 30, 2000, is not materially different than at December 31,1999.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     MidAmerican Funding and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters

     For information relating to MidAmerican Energy's environmental matters, reference is made to Note B of Notes to Consolidated Financial Statements.

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





                                      MIDAMERICAN FUNDING, LLC
                                      ------------------------
                                            (Registrant)







Date  August 10, 2000                  /s/  Patrick J. Goodman
    -----------------                 ----------------------------
                                            Patrick J. Goodman
                                      Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit No.
-----------

27     Financial Data Schedule (for electronic filing only)