Form 10-Q
period 2000-09-30
MIDAMERICAN FUNDING LLC
filed 2000-11-09
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2000
                                              ------------------

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

                               Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of October 31, 2000.

                            MIDAMERICAN FUNDING, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION                PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Report..................................  3
         Consolidated Statements of Income................................  4
         Consolidated Balance Sheets......................................  5
         Consolidated Statements of Cash Flows............................  6
         Notes to Consolidated Financial Statements.......................  8

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................. 13

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ............................................... 29

ITEM 6.  Exhibits and Reports on Form 8-K................................. 30

Signatures................................................................ 31

Exhibit Index............................................................. 32

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the Company) as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 for the Company; for the period January 1, 1999 to March 11, 1999 for MHC Inc. (prior to its acquisition by MidAmerican Funding); for the period March 12, 1999 to September 30, 1999 for the Company; and for the three-month period ended September 30, 1999 for the Company; and the related consolidated statements of cash flows for the nine-month period ended September 30, 2000 for the Company; for the period January 1, 1999 to March 11, 1999 for MHC Inc.; and for the period March 12, 1999 to September 30, 1999 for the Company. These financial statements are the responsibility of the Company's management.

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

Des Moines, Iowa
October 27, 2000

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                                                  MHC
                                                             MIDAMERICAN FUNDING (UNAUDITED)                  (PREDECESSOR)
                                                  ----------------------------------------------------------  -------------
                                                          THREE                 NINE MONTHS   MARCH 12, 1999  JAN. 1, 1999
                                                          MONTHS                   ENDED         THROUGH        THROUGH
                                                     ENDED SEPTEMBER 30,       SEPTEMBER 30,   SEPTEMBER 30,    MARCH 11,
                                                     2000           1999           2000           1999            1999
                                                  ----------     ----------    -------------  -------------   ------------
OPERATING REVENUES
Regulated electric ..........................     $  359,430     $  352,861     $  919,866     $  685,376     $  208,963
Regulated gas ...............................         71,573         62,471        349,628        164,967        139,564
Nonregulated ................................        122,547         48,554        276,743         93,231         34,539
                                                  ----------     ----------     ----------     ----------     ----------
                                                     553,550        463,886      1,546,237        943,574        383,066
                                                  ----------     ----------     ----------     ----------     ----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity .........         67,342         65,115        181,153        125,396         40,232
  Cost of gas sold ..........................         39,029         29,475        211,581         85,019         79,910
  Other operating expenses ..................         98,747        105,523        292,642        232,420         93,940
  Maintenance ...............................         29,761         26,969         84,438         67,138         18,302
  Depreciation and amortization .............         48,062         49,574        141,545        107,535         39,417
  Property and other taxes ..................         18,380         17,730         56,789         42,785         15,758
                                                  ----------     ----------     ----------     ----------     ----------
                                                     301,321        294,386        968,148        660,293        287,559
                                                  ----------     ----------     ----------     ----------     ----------
Nonregulated:
  Cost of sales .............................        117,794         42,365        257,306         79,348         30,188
  Other .....................................         17,663         16,373         50,686         37,070          6,421
                                                  ----------     ----------     ----------     ----------     ----------
                                                     135,457         58,738        307,992        116,418         36,609
                                                  ----------     ----------     ----------     ----------     ----------
  Total operating expenses ..................        436,778        353,124      1,276,140        776,711        324,168
                                                  ----------     ----------     ----------     ----------     ----------

OPERATING INCOME ............................        116,772        110,762        270,097        166,863         58,898
                                                  ----------     ----------     ----------     ----------     ----------
NON-OPERATING INCOME
Interest income .............................          7,519          5,377         15,145         14,638          1,411
Dividend income .............................            870          1,276          3,058          3,159          1,331
Realized gains and losses on securities, net             (30)          (905)        (1,359)        78,066         15,214
Other, net ..................................           (821)        (1,367)         5,183           (445)       (18,133)
                                                  ----------     ----------     ----------     ----------     ----------
                                                       7,538          4,381         22,027         95,418           (177)
                                                  ----------     ----------     ----------     ----------     ----------
FIXED CHARGES
Interest on long-term debt ..................         28,108         29,392         81,341         65,174         14,814
Other interest expense ......................          1,563          1,124          8,969          5,486          3,145
Preferred dividends of subsidiaries .........          3,234          3,234          9,763          6,327          2,831
Allowance for borrowed funds ................           (467)          (311)        (1,220)          (682)          (235)
                                                  ----------     ----------     ----------     ----------     ----------
                                                      32,438         33,439         98,853         76,305         20,555
                                                  ----------     ----------     ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .......................         91,872         81,704        193,271        185,976         38,166
INCOME TAXES ................................         39,586         34,968         88,145         77,348         21,377
                                                  ----------     ----------     ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS ...........         52,286         46,736        105,126        108,628         16,789
INCOME FROM DISCONTINUED OPERATIONS
  (NET OF INCOME TAXES) .....................             --          5,005             --         11,258            421
                                                  ----------     ----------     ----------     ----------     ----------
NET INCOME ..................................     $   52,286     $   51,741     $  105,126     $  119,886     $   17,210
                                                  ==========     ==========     ==========     ==========     ==========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   AS OF
                                                                        ----------------------------
                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                            2000           1999
                                                                        -------------   ------------
                                                                        (UNAUDITED)
ASSETS
UTILITY PLANT
Electric ..............................................................    $4,423,032    $4,209,281
Gas ...................................................................       824,942       809,112
                                                                           ----------    ----------
                                                                            5,247,974     5,018,393
Less accumulated depreciation and amortization ........................     2,662,908     2,546,516
                                                                           ----------    ----------
                                                                            2,585,066     2,471,877
Construction work in progress .........................................        29,280        33,739
                                                                           ----------    ----------
                                                                            2,614,346     2,505,616
                                                                           ----------    ----------
POWER PURCHASE CONTRACT ...............................................        95,970            --
                                                                           ----------    ----------
CURRENT ASSETS
Cash and cash equivalents .............................................        49,751         6,235
Receivables ...........................................................       234,224       215,361
Inventories ...........................................................        82,153        82,823
Prepaid taxes .........................................................        22,889        22,889
Other .................................................................        11,889        12,301
                                                                           ----------    ----------
                                                                              400,906       339,609
                                                                           ----------    ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............................       561,204       519,201
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ................     1,321,362     1,482,992
OTHER ASSETS ..........................................................       303,292       347,935
                                                                           ----------    ----------
TOTAL ASSETS ..........................................................    $5,297,080    $5,195,353
                                                                           ==========    ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .......................................................    $1,909,373    $1,800,416
MidAmerican Energy preferred securities, not subject to
  mandatory redemption ................................................        31,759        31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .............................        50,000        50,000
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures ..       100,000       101,598
Long-term debt (excluding current portion) ............................     1,469,337     1,508,394
                                                                           ----------    ----------
                                                                            3,560,469     3,492,167
                                                                           ----------    ----------
CURRENT LIABILITIES
Notes payable .........................................................        23,075       204,000
Current portion of long-term debt .....................................       224,810       134,082
Current portion of power purchase contract ............................        15,767        15,767
Accounts payable ......................................................       208,831       165,915
Taxes accrued .........................................................        94,493       110,592
Interest accrued ......................................................        21,929        29,555
Other .................................................................        34,863        42,392
                                                                           ----------    ----------
                                                                              623,768       702,303
                                                                           ----------    ----------
OTHER LIABILITIES
Power purchase contract ...............................................        52,282        52,282
Deferred income taxes .................................................       607,287       520,088
Investment tax credit .................................................        67,111        71,757
Other .................................................................       386,163       356,756
                                                                           ----------    ----------
                                                                            1,112,843     1,000,883
                                                                           ----------    ----------
TOTAL CAPITALIZATION AND LIABILITIES ..................................    $5,297,080    $5,195,353
                                                                           ==========    ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    MHC
                                                             MIDAMERICAN FUNDING (UNAUDITED)   (PREDECESSOR)
                                                             -------------------------------   -------------
                                                              NINE MONTHS     MARCH 12, 1999    JAN. 1, 1999
                                                                 ENDED           THROUGH          THROUGH
                                                             SEPTEMBER 30,     SEPTEMBER 30,     MARCH 11,
                                                                 2000              1999            1999
                                                             -------------    --------------   -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................      $ 105,126       $   119,886       $  17,210
Adjustments to reconcile net income to net cash provided:
  Income from discontinued operations ....................             --           (11,258)           (421)
  Depreciation and amortization ..........................        169,626           128,661          39,865
  Deferred income taxes and investment tax credit, net ...         (2,885)          (88,570)         (2,327)
  Amortization of other assets and liabilities ...........         17,356            23,883          12,035
  Gain on sale of securities, assets and other investments         (4,731)          (77,340)        (15,478)
  Cash inflows (outflows) of accounts
    receivable securitization ............................         12,877            (4,357)         10,000
  Impact of changes in working capital, net
    of effects from discontinued operations ..............        (18,996)            3,297          38,190
  Other ..................................................          6,287            20,834           4,878
                                                                ---------       -----------       ---------
    Net cash provided by continuing operations ...........        284,660           115,036         103,952
    Net cash provided by (used in)
      discontinued operations ............................             --            28,967            (429)
                                                                ---------       -----------       ---------
    Net cash provided by operating activities ............        284,660           144,003         103,523
                                                                ---------       -----------       ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................       (119,447)          (99,073)        (16,924)
Quad Cities Nuclear Power Station
  decommissioning trust fund .............................         (6,227)           (6,089)         (2,189)
Nonregulated capital expenditures ........................           (802)          (15,946)         (6,058)
Purchase of assets and long-term investments .............         (7,104)           (2,608)           (140)
Purchase of available-for-sale securities ................        (37,832)          (62,014)        (30,575)
Proceeds from sale of securities
  Available for sale .....................................         61,634           451,214          91,110
  Held to maturity .......................................             --                --           2,984
Proceeds from sale of assets and other investments .......         23,777             1,833           1,097
Notes receivable from affiliate ..........................        (27,017)         (172,842)             --
Purchase of MHC, net of cash received ....................             --        (2,429,532)             --
Investment in discontinued operations ....................             --            (7,751)             --
Other investing activities, net ..........................          2,566            (3,180)         (8,128)
                                                                ---------       -----------       ---------
  Net cash provided by (used in) continuing operations ...       (110,452)       (2,345,988)         31,177
  Net cash used in discontinued operations ...............             --           (35,080)         (1,056)
                                                                ---------       -----------       ---------
  Net cash provided by (used in) investing activities ....       (110,452)       (2,381,068)         30,121
                                                                ---------       -----------       ---------


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                                       MHC
                                                              MIDAMERICAN FUNDING (UNAUDITED)     (PREDECESSOR)
                                                             ---------------------------------    -------------
                                                              NINE MONTHS       MARCH 12, 1999    JAN. 1, 1999
                                                                 ENDED             THROUGH           THROUGH
                                                             SEPTEMBER 30,      SEPTEMBER 30,       MARCH 11,
                                                                 2000               1999              1999
                                                             ------------       -------------     -------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ....................................      $      --       $        --       $ (30,359)
Issuance of long-term debt, net of issuance costs
  and rate swap ..........................................        161,156           706,525              --
Retirement of long-term debt, including
  reacquisition cost .....................................       (110,923)             (735)           (127)
Reacquisition of common shares ...........................             --                --         (50,629)
Equity contribution from parent ..........................             --         1,727,651              --
Repayment of MidAmerican Capital Company
   unsecured revolving credit facility ...................             --                --         (34,600)
Net change in notes payable ..............................       (180,925)         (200,838)        (15,274)
                                                                ---------       -----------       ---------
  Net cash provided by (used in) continuing operations ...       (130,692)        2,232,603        (130,989)
  Net cash provided by discontinued operations ...........             --            12,661           1,719
                                                                ---------       -----------       ---------
  Net cash provided by (used in) financing activities ....       (130,692)        2,245,264        (129,270)
                                                                ---------       -----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS
  OF DISCONTINUED OPERATIONS .............................             --            (6,548)           (234)
                                                                ---------       -----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................         43,516             1,651           4,140
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ..............................................          6,235                --           6,107
                                                                ---------       -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............      $  49,751       $     1,651       $  10,247
                                                                =========       ===========       =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................      $  93,884       $    60,767       $  15,458
                                                                =========       ===========       =========
Income taxes paid ........................................      $  99,833       $   156,478       $   8,401
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

     MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc.MHC, MidAmerican Funding and MidAmerican Energy
Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of September 30, 2000 was $26 million. The estimate consists of $3 million for investigation costs, $8 million for remediation costs, $13 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy; if the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of regulatory assets. The year 2000 is the last year this Iowa electric retail revenue sharing plan remains in effect. The 1997 pricing plan settlement agreement also precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return after reflecting credits to customers, exceeds 14%.

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of September 30, 2000, MidAmerican Energy had $245 million of regulatory assets on its Consolidated Balance Sheet.

E.   SEGMENT INFORMATION:

     MidAmerican Funding has two reportable operating segments: electric and gas. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and sales to other utilities. The gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The  following  table  provides   MidAmerican  Funding  information  on  an
operating segment basis (in thousands):

                                                                                                     MHC
                                               MIDAMERICAN FUNDING (UNAUDITED)                  (PREDECESSOR)
                                 ------------------------------------------------------------   ------------
                                          THREE                 NINE MONTHS    MARCH 12, 1999   JAN. 1, 1999
                                          MONTHS                   ENDED          THROUGH         THROUGH
                                     ENDED SEPTEMBER 30        SEPTEMBER 30,   SEPTEMBER 30,    MARCH 11,
                                    2000           1999            2000            1999            1999
                                 ----------     -----------    -------------   --------------   ------------

Revenues:
  Electric .................     $ 359,430      $   352,861      $   919,866      $ 685,376      $ 208,963
  Gas ......................        71,573           62,471          349,628        164,967        139,564
  Nonregulated and other (a)       122,547           48,554          276,743         93,231         34,539
                                 ---------      -----------      -----------      ---------      ---------
                                 $ 553,550      $   463,886      $ 1,546,237      $ 943,574      $ 383,066
                                 =========      ===========      ===========      =========      =========
Net Income:
  Electric .................     $  69,765      $    65,655      $   123,699      $  91,736      $  11,878
  Gas ......................        (4,586)          (7,342)          10,802        (12,022)        13,010
  Nonregulated and other (a)       (12,893)          (6,572)         (29,375)        40,172         (7,678)
                                 ---------      -----------      -----------      ---------      ---------
                                 $  52,286      $    51,741      $   105,126      $ 119,886      $  17,210
                                 =========      ===========      ===========      =========      =========

(a)  "Nonregulated and other" consists of MidAmerican Capital,  Midwest Capital,
     nonregulated   gas   operations,   CBEC  Railway  and  other   nonregulated
     activities.

F.   OTHER COMPREHENSIVE INCOME:

     For the nine months ended September 30, 2000, and for the periods March 12, 1999 through September 30, 1999, and January 1, 1999, through March 11, 1999, MidAmerican Funding's total comprehensive income was $109.7 million, $119.6 million and $58.8 million, respectively. For the three months ended September 30, 2000 and 1999, MidAmerican Funding's total comprehensive income was $58.3 million and $51.1 million, respectively. The differences from Net Income are due to unrealized holding gains and losses of marketable securities during the periods. Accumulated other comprehensive income was $4.6 million and zero as of September 30, 2000, and December 31, 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Funding, LLC is an Iowa limited liability company that was formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., formerly known as MidAmerican Energy Holdings Company, which owns all of the common stock of MidAmerican Energy Company, MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

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

                              RESULTS OF OPERATIONS
                              ---------------------

     The following is a discussion of the historical results of MidAmerican Funding and of its predecessor, MHC, for the periods presented on the Consolidated Statements of Income in this Form 10-Q. Results for MidAmerican Funding include the results of MHC beginning March 12, 1999, in conjunction with the acquisition of MHC by MidAmerican Funding. The impact of the acquisition is reflected in MidAmerican Funding's results of operations, predominately interest costs on debt issued by MidAmerican Funding to complete the acquisition and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. Since the periods discussed, other than the three-month periods ended September 30, 2000 and 1999, are not comparable to a similar prior-year period, the emphasis for these discussions is on fluctuations from "normal" or unusual items that may cause the reported results of operations to not necessarily be indicative of future operating results.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------
SEPTEMBER 30, 2000, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                                   Three Months
                                                Ended September 30
                                                ------------------
                                                2000          1999
                                                ----          ----
                                                   (In millions)
     Operating revenues...................      $359          $353
     Cost of fuel, energy and capacity....        67            65
                                                ----          ----
     Electric gross margin................      $292          $288
                                                ====          ====

     Electric gross margin for the third quarter of 2000 increased $4 million compared to the third quarter of 1999. A refund accrual for a revenue sharing arrangement in Iowa was $3.6 million less in the third quarter of 2000 than in the 1999 quarter, resulting in an increase in electric margin.

     Temperatures during the three months ended September 30, 2000, were slightly higher than temperatures in the third quarter of 1999, resulting in a $1 million increase in electric margin. Growth in the number of customers and other usage factors not dependent on weather increased electric margin by $2.8 million compared to the third quarter of 1999. In total, retail sales of electricity increased 3.3% for the three months ended September 30, 2000, compared to the same period in 1999.

     A higher cost of sales for Iowa retail sales resulted in a $2.0 million decrease in electric margin compared to the third quarter of 1999. Additionally, electric margin decreased $1.0 million due to a decrease in margins on off-system sales compared to the quarter ended September 30, 1999. Related sales volumes increased 6.9%; however, prices of off-system sales were less than in the 1999 quarter. Off-system sales are the supply of energy to other utilities, municipalities and marketers which in turn distribute it to end-use customers.

     Regulated Gas Gross Margin -

                                               Three Months
                                            Ended September 30
                                             2000         1999
                                            -----        -----
                                               (In millions)
     Operating revenues..............       $  72        $  62
     Cost of gas sold................          39           29
                                            -----        -----
       Gas gross margin...........          $  33        $  33
                                            =====        =====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the three-month period ended September 30, 2000, compared to the same period in 1999 increased revenues and cost of gas sold by approximately $13 million.

     Gross margin for gas transported decreased $0.7 million due to a 6.9% decrease in volumes transported compared to the quarter ended September 30, 1999. The decrease was partially offset by the impact of higher retail rates in Illinois and other usage factors.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses decreased $6.8 million for the third quarter of 2000 compared to the third quarter of 1999. Lower Cooper Nuclear Station costs contributed $5.0 million to the decrease. Reductions in health care and other benefit costs, energy efficiency program costs, information technology expenses and assessments from utility regulatory agencies also contributed to the decrease.

     Maintenance expenses increased $2.8 million for the three months ended September 30, 2000, compared to the 1999 period due to the timing of coal-fired and nuclear generating plant maintenance and increased forestry service costs.

     Depreciation and amortization expense decreased compared to the 1999 period due to decreases in nuclear decommissioning expense and amortization of regulatory assets for MidAmerican Energy's Illinois operations. Utility plant depreciation increased due to the increase in utility plant.

     Property and other taxes increased for the three months ended September 30, 2000, compared to the 1999 period due to the effect of adjustments to the accruals in each of the quarters.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gas Gross Margin -

                                         Three Months
                                      Ended September 30
                                       2000        1999
                                      ------      ------
                                        (In millions)
     Operating revenues...........    $112.7      $ 34.7
     Cost of gas sold.............     111.4        34.3
                                      ------      ------
       Gross margin...............    $  1.3      $  0.4
                                      ======      ======

     Revenues from nonregulated natural gas marketing operations increased $78.0 million for the third quarter of 2000 compared to the same period in 1999. An increase in the average price per unit sold, reflective of a 70% increase in the average cost of gas, accounted for $46.3 million of the increase in revenues. Sales volumes increased 12 million MMBtus (91%) resulting in a $31.7 million increase in revenues. The increase in related cost of sales reflects the increases in cost per unit and sales volumes.

     Other Nonregulated Revenue and Cost of Sales -

     Nonregulated revenues for the third quarter of 2000 include $4.8 million from MidAmerican Energy's market access service project, compared to $6.6 million in the third quarter of 1999, the initial quarter for the project. The pilot project allows participating Iowa customers with at least 4 megawatts of load to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales decreased $1.9 million to $4.2 million related to the market access service project.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. For the three months ended September 30, 2000, nonregulated revenues and cost of sales totaled $0.5 million and $1.6 million, respectively.

     The third quarter of 1999 includes $4.4 million of revenues and $2.8 million of cost of sales from the security system operations sold in April 2000.

     Nonregulated Operating Expenses: Other -

     Nonregulated other operating expenses increased $1.3 million for the three months ended September 30, 2000, compared to the same period in 1999. An increase in costs related to MidAmerican Energy nonregulated distribution services and costs of MidAmerican Services Company contributed to the increase. Amortization of MidAmerican Funding goodwill decreased $0.6 million to $8.6 million for the third quarter of 2000. Costs related to the security system operations sold in April 2000 totaled $1.6 million in the third quarter of 1999.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     The increase in interest income was due principally to $2.5 million of interest in the third quarter of 2000 from a joint plant operator for funds held by them. Additionally, an increase in a note receivable related to accounts receivable sold and a more favorable cash position contributed to the increase in interest income. Dividend income decreased due to partial liquidation of the preferred stock investment portfolio.

     Other, Net -

     Other, Net reflects the discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $2.5 million and $1.8 million in the third quarter of 2000 and 1999, respectively. Other, Net also reflects income related to the cash surrender value of corporate-owned life insurance policies which increased $1.1 million for the third quarter of 2000 compared to the third quarter of 1999.

     Fixed Charges -

     The decrease in interest on long-term debt is due to maturities of MidAmerican Energy and MidAmerican Capital long-term debt in 1999 and 2000. The decrease resulting from maturities of long-term debt was partially offset by interest on $162 million of 7.375% medium-term notes issued by MidAmerican Energy on July 24, 2000.

     Other interest expense increased compared to the 1999 third quarter due to the effect of a credit to interest on state income taxes in the third quarter of 1999 as a result of a settlement. In addition, the third quarter of 2000 includes interest expense on MHC's lines of credit. The increases were partially offset by a decrease in interest resulting from a reduction in short-term debt outstanding at MidAmerican Energy.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE NINE MONTHS ENDED
----------------------------------------------------------------------
SEPTEMBER 30, 2000
------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the nine months ended September 30, 2000, totaled $739 million. Temperatures during the period were more moderate than normal temperature conditions, reducing electric margin by approximately $15 million. MidAmerican Energy's electric revenues from the recovery of energy efficiency program costs totaled $26.3 million for the period. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. MidAmerican Energy also recorded an accrual for a revenue sharing arrangement under its 1997 Iowa pricing plan settlement. The accrual reduced revenues and electric margin by $13.2 million for the nine months ended September 30, 2000.

     Regulated Gas Gross Margin -

     MidAmerican Energy's regulated gas gross margin totaled $138 million for the nine months ended September 30, 2000. Temperatures during the period were milder than normal temperature conditions, resulting in a decrease in gas gross margin of approximately $12 million. Revenues from recovery of gas energy efficiency program costs totaled $8.7 million for the period. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses.

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $292.6 million for the nine months ended September 30, 2000. As mentioned in the gross margin discussions, other operating expenses include energy efficiency program costs. These costs totaled $30.0 million for the period.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     For the year to date period ended September 30, 2000, nonregulated natural gas marketing activities accounted for $241.4 million and $237.7 million of nonregulated revenues and nonregulated cost of sales, respectively.

     Revenues include $13.4 million from MidAmerican Energy's market access service project discussed in the three-month comparison section above. Cost of sales for the first nine months of 2000 includes $12.9 million related to the market access service project.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. MidAmerican Energy's nonregulated revenues include $1.9 million in agency fees and other revenues related to these supply services. Related cost of sales totaled $2.7 million.

     MidAmerican Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and MidAmerican Energy. The first nine months of 2000 reflect an award of $1.9 million.

     Nonregulated revenues and cost of sales include $4.4 million and $2.6 million, respectively, from security system operations which were sold in April 2000. Related other operating expenses totaled $1.6 million.

     Nonregulated other operating expenses include $26.7 million of goodwill amortization related to the acquisition of MHC.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest Income

     Interest income includes a $2.8 million of interest from a joint plant operator for funds held by them.

     Realized Gains and Losses on Securities, Net -

     Net realized gains and losses on securities for the year to date period ended September 30, 2000, reflects a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding, which partially offset losses on sales of MidAmerican Funding's preferred stock portfolio.

     Other, Net -

     Other, Net for the nine-month period ended September 30, 2000, includes $6.9 million of net expense related to MidAmerican Energy's accounts receivables sold. The sale of MidAmerican Funding's security system operations in April 2000 resulted in a $4.3 million pre-tax gain. Additionally, the sale of an office building resulted in a $1.0 million pre-tax gain.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE PERIOD MARCH 12, 1999,
---------------------------------------------------------------------------
THROUGH SEPTEMBER 30, 1999
--------------------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the period March 12, 1999 through September 30, 1999, totaled $560 million. Approximately $21 million of MidAmerican Energy's electric revenues for the period were from the recovery of energy efficiency program costs. Revenues from energy efficiency program cost recovery are substantially offset by corresponding costs in other operating expenses. Temperatures during the period were milder than normal temperature conditions, reducing electric margin by approximately $4 million. Additionally, MidAmerican Energy recorded an accrual for a revenue sharing arrangement under its 1997 pricing plan settlement. The accrual reduced revenues and electric margin by $15 million during the period.

     Regulated Gas Gross Margin -

     MidAmerican Energy's regulated gas gross margin totaled $80 million for the period March 12, 1999 through September 30, 1999. Revenues from recovery of gas energy efficiency program costs totaled approximately $8 million for the period.

     On January 22, 1999, the Iowa Utilities Board approved a $6.7 million annual interim increase in gas rates for Iowa retail customers effective immediately. An additional increase was implemented on May 27, 1999, as a result of the Iowa Utilities Board's approval of a final rate increase of $13.9 million annually. Rates for MidAmerican Energy's South Dakota gas customers increased $2.4 million annually effective May 1, 1999. Accordingly, the period ended September 30, 1999, includes only a partial-year effect of these final rate increases.

     Temperatures during the heating months were milder than normal, resulting in a decrease in gas gross margin of approximately $3 million.

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $232 million for the period March 12, 1999 through September 30, 1999. As mentioned in the gross margin discussions, other operating expenses includes energy efficiency program costs. For MidAmerican Funding's period ended September 30, 1999, such costs totaled approximately $25 million. MidAmerican Energy incurred approximately $3 million in operating costs related to its year 2000 readiness efforts during the period. Depreciation and amortization includes approximately $5 million related to amortization of regulatory assets for MidAmerican Energy's Illinois operations.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues from nonregulated operations include $68 million from nonregulated natural gas activities. Nonregulated cost of sales reflects $66 million of related cost of gas. Approximately $7 million of nonregulated revenues were from MidAmerican Energy's market access service project, which began in the third quarter of 1999. Revenues and cost of sales related to security system operations sold in April 2000 totaled approximately $10 million and $7 million, respectively.

     Nonregulated other operating costs for the period March 12, 1999 through September 30, 1999, include approximately $20 million from amortization of goodwill at MidAmerican Funding associated with the acquisition of MHC.
Additionally, nonregulated other operating costs include $9 million from nonregulated marketing initiatives at MidAmerican Energy.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     Interest income reflects interest on temporary cash investments which include proceeds from the sale of McLeodUSA common stock described below. Additionally, interest income includes $7.0 million of interest on a cash escrow balance for the purchase of MHC.

     Realized Gains and Losses on Securities, Net -

     In May 1999, 6,741,116 shares of McLeodUSA common stock held by MHC were sold in a secondary offering by McLeodUSA. A pre-tax gain of $78.2 million resulting from this transaction is reflected in realized gains and losses on securities, net.

     Other, Net -

     Other, Net reflects $1.2 million of pre-tax gain on the sale of railcar assets.

     Fixed Charges -

     Interest on long-term debt includes $25 million of interest expense on $700
million  in  debt  issued  by  MidAmerican   Funding  in  conjunction  with  the
acquisition of MHC.

RESULTS OF OPERATIONS OF MHC FOR THE PERIOD JANUARY 1, 1999 THROUGH
-------------------------------------------------------------------
MARCH 11, 1999
--------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the period January 1, 1999, through March 11, 1999, totaled $169 million. Temperatures during the period were warmer than normal, reducing electric margin by approximately $4 million. Approximately $7 million of MidAmerican Energy's electric revenues for the period were from the recovery of energy efficiency program costs. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. MidAmerican Energy also recorded an accrual for a revenue sharing arrangement under its

1997 pricing plan settlement. The accrual reduced revenues and electric margin by $3 million during the period.

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

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $94 million for the period January 1, 1999 through March 11, 1999. As mentioned in the gross margin discussions, other operating expenses includes energy efficiency program costs. These costs totaled $8 million for the period. MidAmerican Energy also incurred approximately $2 million in operating costs related to its year 2000 readiness efforts. Depreciation and amortization includes approximately $3 million related to amortization of regulatory assets for MidAmerican Energy's Illinois operations.

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

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided by continuing operations was $285 million for the nine months ended September 30, 2000 and $144 million for the period March 12, 1999, through September 30, 1999. MHC's net cash provided by continuing operations totaled $104 million for the period January 1, 1999, through March 11, 1999.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction expenditures. For the first nine months of 2000, utility construction expenditures totaled $119 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations.

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

     MidAmerican Energy Debt Authorizations and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of September 30, 2000, MidAmerican Energy had in place a $250 million commercial paper program which is supported by $250 million of revolving credit facilities. In addition, MidAmerican Energy has a $5 million bank line of credit. MidAmerican Energy also has a revolving credit facility which is dedicated to providing liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $500 million in various forms of long-term debt. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the Illinois Commerce Commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy

Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. Funding Corp. in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received $70 million in cash and the remaining balance in the form of a subordinated note, bearing interest at 8%, from Funding Corp. As of September 30, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $57 million. As part of the agreement, the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of September 30, 2000, $128.7 million of accounts receivable, net of reserves, were sold under the agreement.

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

     As of September 30, 2000, MHC had lines of credit totaling $24 million to provide for short-term financing needs, of which $23.1 million was used.

     As of September 30, 2000, MidAmerican Capital had unsecured revolving credit facilities in the amount of $6 million, under which no debt was outstanding. MidAmerican Capital has $70 million of long-term debt outstanding at September 30, 2000, which matures annually through 2002.

     Midwest Capital currently has a $25 million line of credit with MidAmerican Energy, of which $5 million was outstanding at September 30, 2000.

OPERATING ACTIVITIES AND OTHER MATTERS

     Industry Evolution -

     Legislation to initiate retail electric competition was introduced in the Iowa legislature in the 2000 session, but it did not pass. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board. MidAmerican Energy has actively participated in the legislative and regulatory processes. MidAmerican Energy cannot predict the timing or ultimate outcome of any potential electric restructuring legislation or gas restructuring in Iowa.

     The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. The wholesale market has also increased in volatility. As this market matures, volatility may decline.

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

     In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order are required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. MidAmerican Energy, which was not a member of an independent system operator, is presently evaluating options to comply with the order.

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of September 30, 2000, MidAmerican Energy had $245 million of net regulatory assets on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of September 30, 2000, included $24.3 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 2000 and 2001 is estimated to be $40 million and $34 million, respectively.

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

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. The year 2000 is the last year this Iowa electric retail revenue sharing plan remains in effect. The pricing plan settlement agreement also precludes MidAmerican Energy from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of September 30, 2000, was $26 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

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

     Generating Capability -

     MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy was able to maintain its capacity reserve requirement during the 2000 cooling season and was not adversely affected by the seasonal high prices in the off-system market.

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

     Sale of Security System Companies -

     In April 2000, MidAmerican Capital sold all of its interests in its security systems subsidiaries. The sale included AAA Security, one of the largest residential and commercial security systems companies in the Midwest. Revenues and net income in the quarter ended March 31, 2000, for the security operations sold were $4.4 million and less than $0.1 million, respectively.

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138 and is effective for MidAmerican Funding beginning January 1, 2001. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Funding is in the process of evaluating the impact of this accounting standard. Based on derivative positions in place at September 30, 2000, MidAmerican Funding believes the adoption of the standard will not have a material impact on its financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition". SAB 101 provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective beginning in the fourth quarter of 2000. Management does not anticipate that the final adoption of SAB 101 will have a material impact on MidAmerican Funding's consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Funding is exposed to market risk, including changes in the market price of certain commodities and interest rates. The exposure to changes in market prices and interest rates at September 30, 2000, is not materially different than at December 31,1999.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

     On October 6, 1999, the court rendered summary judgment for the Nebraska Public Power District on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MidAmerican Energy (issues one, two, three and five in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date. MidAmerican Energy has appealed the court's summary judgment. Oral arguments concerning MidAmerican Energy's appeal of the summary judgment were held before the United States Court of Appeals, Eighth Circuit, on October 16, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

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





                                        MIDAMERICAN FUNDING, LLC
                                     ------------------------------
                                            (Registrant)







Date  November 9, 2000                /s/  Patrick J. Goodman
    -------------------              ------------------------------
                                            Patrick J. Goodman
                                      Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit No.
-----------

27   Financial Data Schedule (for electronic filing only)