Form 10-K405
period 2000-12-31
MIDAMERICAN FUNDING LLC
filed 2001-03-01
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of February 20, 2001.

MidAmerican Funding, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

                            MIDAMERICAN FUNDING, LLC

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     Part I                                Page
Item 1    Business
            General Overview...............................................    3
            Financial Information About Industry Segments..................    4
            Description of Business........................................    4
              Business of MidAmerican Funding and MHC......................    4
              Business of MidAmerican Energy...............................    5
              Regulated Electric Operations ...............................    7
              Regulated Natural Gas Operations.............................   10
              Nonregulated Operations......................................   11
              Regulation...................................................   12
              Business of MidAmerican Capital..............................   17
              Business of Midwest Capital..................................   17
Item 2    Properties.......................................................   17
Item 3    Legal Proceedings................................................   19
Item 4    Submission of Matters to a Vote of Security Holders..............   20

                                     Part II
Item 5    Market for the Registrant's Common Equity and
            Related Stockholder Matters....................................   21
Item 6    Selected Financial Data..........................................   21
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   21
Item 8    Financial Statements and Supplementary Data......................   21
Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................   21

                                    Part III
Item 10   Directors and Executive Officers of the Registrant...............   22
Item 11   Executive Compensation...........................................   23
Item 12   Security Ownership of Certain Beneficial Owners
            and Management.................................................   23
Item 13   Certain Relationships and Related Transactions...................   23

                                     Part IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..   24
Signatures ................................................................   85
Exhibit Index..............................................................   86

                                     PART I

ITEM 1.  BUSINESS
-----------------

     (A) GENERAL OVERVIEW

     MidAmerican Funding, LLC is an Iowa limited liability company that was formed in March 1999 with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., formerly known as MidAmerican Energy Holdings Company, which owns all of the common stock of MidAmerican Energy Company, MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

     On March 12, 1999, MidAmerican Funding acquired MHC. As a part of this transaction, the former CalEnergy Company, Inc., a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

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

     A substantial majority of MidAmerican Energy's retail business still operates in a rate-regulated environment and, accordingly, many decisions for obtaining and using resources are evaluated from an electric and gas regulated business perspective. MidAmerican Energy also manages its operations as four distinct business units: generation, transmission, energy distribution and retail. It is under this framework that MidAmerican Energy believes it can best prepare for, and succeed in, the energy business of the future. With these four business units, MidAmerican Energy is better able to focus on the specific needs and anticipated risks and opportunities of its major businesses. Certain administrative functions are handled by a corporate services group which supports all of the business units.

     Presently, significant functions of the generation business unit include the production of electricity, the purchase of electricity and natural gas, and the sale of wholesale electricity and natural gas. The transmission business unit coordinates all activities related to MidAmerican Energy's electric transmission facilities, including monitoring access to and assuring the reliability of the transmission system. The energy distribution business unit distributes electricity and natural gas to end-users, provides customer service and conducts related activities. Retail includes marketing, and related functions for core and complementary products and services.

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

     MHC conducts no business other than the ownership of its subsidiaries. MHC's interests include 100% of the common stock of MidAmerican Energy, MidAmerican Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. It accounts for the predominant part of MHC's assets and earnings. MidAmerican Capital manages marketable securities and passive investment activities and energy-related, nonregulated activities.
Midwest Capital functions as a regional business development company in MidAmerican Energy's service territory. MidAmerican Services provides comprehensive energy services to utilities and other companies. Prior to 1999, MidAmerican Services was a subsidiary of MidAmerican Capital.

     For the year ended December 31, 2000, 98.2% of MidAmerican Funding's operating revenues were from MidAmerican Energy, 1.7% were from MidAmerican Capital and 0.1% were from Midwest Capital.

     MidAmerican Funding and its subsidiaries had 3,737 full-time employees as of December 31, 2000.

                         BUSINESS OF MIDAMERICAN ENERGY
                         ------------------------------

     MidAmerican Energy is the largest energy company headquartered in Iowa, with assets and 2000 revenues totaling $3.8 billion and $2.3 billion, respectively. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa, the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 2000, MidAmerican Energy had 669,000 retail electric customers and 646,500 retail natural gas customers.

     In addition to retail sales, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities outside of MidAmerican Energy's delivery system. These sales are referred to as sales for resale or off-system sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

     MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

     MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 4% of its total 2000 electric operating revenues or 2% of its total 2000 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

     MidAmerican  Energy  also  conducts  a  number  of  nonregulated   business
activities,   including  natural  gas  marketing.  Refer  to  the  "Nonregulated
Operations" section later in Part I for further discussion.

     For  the  year  ended  December  31,  2000,   MidAmerican   Energy  derived
approximately 52% of its gross operating revenues from its regulated electric business, 28% from its regulated gas business and 20% from its nonregulated business activities. For 1999 and 1998, the corresponding percentages were 66% electric, 25% gas and 9% nonregulated; and 69% electric, 25% gas and 6% nonregulated, respectively. The change in revenue mix for 2000 was driven by an increase in natural gas prices and in nonregulated natural gas sales activity.

     Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail electric sales are shown below:

                                           Total Electric Sales
                                             By Customer Class

                                      2000         1999         1998
                                     -----        -----        -----
Residential                           20.7%        21.0%        22.2%
Small General Service                 15.9         16.7         17.5
Large General Service                 28.6         26.9         28.1
Other                                  5.4          4.5          4.4
Sales for Resale                      29.4         30.9         27.8
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                           Retail Electric Sales
                                                 By State

                                      2000         1999          1998
                                     -----        -----         -----
Iowa                                  89.3%        88.9%        88.4%
Illinois                              10.0         10.4         10.9
South Dakota                           0.7          0.7          0.7
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     Refer to Nonregulated Operations for a discussion of electric supplier choice in Illinois.

     Historical regulated gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

                                         Total Regulated Gas Sales
                                             By Customer Class

                                      2000         1999          1998
                                     -----        -----         -----
Residential                           64.0%        63.5%        62.0%
Small General Service                 31.8         32.2         33.2
Large General Service                  4.0          4.0          3.8
Other                                  0.2          0.3          1.0
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

                                             Retail Gas Sales
                                                 By State

                                      2000         1999          1998
                                     -----        -----         -----
Iowa                                  78.0%        78.8%        79.0%
Illinois                              10.2         10.3         10.2
South Dakota                          11.0         10.1         10.1
Nebraska                               0.8          0.8          0.7
                                     -----        -----        -----

Total                                100.0%       100.0%       100.0%
                                     =====        =====        =====

     There are seasonal variations in MidAmerican Energy's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 2000, 38% of MidAmerican Energy's electric revenues were reported in the months of June, July, August and September, and 56% of MidAmerican Energy's gas revenues were reported in the months of January, February, March and December.

     At December 31, 2000, MidAmerican Energy had 3,720 full-time employees of which 1,740 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires February 29, 2004, and covers 1,664 employee members.

REGULATED ELECTRIC OPERATIONS

     The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In September 2000, MidAmerican Energy recorded an hourly peak demand of 3,648 MW, which was 185 MW less than MidAmerican Energy's record hourly peak of 3,833 MW set in July 1999.

     MidAmerican Energy's accredited net generating capability in the summer of 2000 was 4,507 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system, net of the effect of capacity purchases and sales, and consists of MidAmerican Energy-owned generation and generation under a long-term power purchase contract. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2, Properties, for detail of the accredited net generating capability for the summer of 2000.

     MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. The Power Pool is a voluntary association of electric utilities doing business in Iowa, Minnesota, Nebraska and North Dakota and portions of Illinois, Montana, South Dakota and Wisconsin and the Canadian provinces of Saskatchewan and Manitoba. Its membership also includes power marketers, regulatory agencies and independent power producers. The Power Pool facilitates operation of the transmission system and is responsible for the safety and reliability of the bulk electric system.

     Each Power Pool participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by the Power Pool. MidAmerican Energy's reserve margin at peak demand for 2000 was approximately 25%.

     MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems. MidAmerican Energy believes its interconnections and central location provide numerous opportunities to serve other markets. Refer to Item 2, Properties, for detail of transmission lines.

     The Federal Energy Regulatory Commission in its Order No. 2000 requires transmission owners, like MidAmerican Energy, to transfer control of transmission operations to a regional transmission organization. On October 16, 2000, MidAmerican Energy filed with FERC a plan for MidAmerican Energy to comply with Order No. 2000 by participating in the formation of a for-profit independent transmission company. MidAmerican Energy continues in its effort to form such a company.

Fuel Supply for Electric Operations
-----------------------------------

     MidAmerican Energy's sources of fuel for electric generation were as follows for the periods shown:

                                          Year Ended December 31,
                                      2000         1999          1998
                                     -----        -----         -----

         Coal                         75.9%        70.9%        79.2%
         Nuclear*                     23.6         28.2         19.5
         Gas                           0.3          0.7          1.1
         Oil/Hydro                     0.2          0.2          0.2
                                     -----        -----        -----
             Total                   100.0%       100.0%       100.0%
                                     =====        =====        =====

     *Nuclear includes generation purchased through a long-term power purchase agreement with Nebraska Public Power District. Refer to Item 2, Properties, for detail of generating facilities.

     Prior to July 1997, MidAmerican Energy was allowed to recover its energy costs relating to retail sales from its electric utility customers through energy adjustment clauses. Beginning in July 1997, the Iowa energy adjustment clause was eliminated as part of the Iowa pricing plan approved by the Iowa Utilities Board. Accordingly, fluctuations in energy costs now may affect MidAmerican Energy's earnings.

     All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna Basin mines. The use of low-sulfur western coal enables MidAmerican Energy to comply with the current acid rain provisions of the Clean Air Act Amendments of 1990 without having to install additional costly emissions control equipment at its generating stations or purchase additional emission credits. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are and will continue to be satisfactory. Additional information regarding MidAmerican Energy's coal supply contracts is included in Note (4)(g) of Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

     MidAmerican Energy can use both Union Pacific Railroad and Burlington Northern and Santa Fe Railway as originating carriers of its coal supply. Coal is delivered directly to Neal Energy Center by Union Pacific and to Council Bluffs Energy Center by either Union Pacific and Burlington Northern. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by either Burlington Northern or Union Pacific for transportation to its destination by the I&M Rail Link. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     MidAmerican Energy uses natural gas and oil as fuel for peak demand electric generation, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

     MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station, a nuclear power plant. Exelon Generation Company, LLC, the other joint owner and the operator of Quad Cities Station is a subsidiary of Exelon Corporation. Exelon is the result of a merger in October 2000 of Unicom Corporation and PECO Energy Company. Commonwealth Edison, a subsidiary of Unicom, was the former operator and joint owner.

     Approximately one-third of the nuclear fuel in the core at Quad Cities Station Units 1 and 2 is replaced every 24 months. Units 1 and 2 had refueling outages in October and January 2000, respectively.

     MidAmerican Energy has been advised by Exelon Generation that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2001 can be met under existing supplies or commitments. Exelon Generation foresees no problem in obtaining the remaining requirements now or obtaining future requirements. Exelon Generation further advises that all enrichment requirements have been contracted through 2004. Commitments for fuel fabrication have been obtained at least through 2006. Exelon Generation does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     MidAmerican Energy purchases one-half of the power and energy of Cooper Nuclear Station through a long-term power purchase contract with Nebraska Public Power District. Approximately 25% of the fuel in the core at Cooper must be replaced every 18 months. A refueling outage occurred in March 2000. Nebraska Public Power District has informed MidAmerican Energy that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation and Nebraska Public Power District, as required by the Nuclear Waste Act, each signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. The Nebraska Public Power District has informed MidAmerican Energy that there is on-site storage capability at Cooper sufficient to permit such interim storage at least through 2004, the remaining term of the long-
term power purchase contract. Exelon Generation has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2006. Meeting spent nuclear fuel storage requirements at Quad Cities Station beyond such time could require modifications to the spent fuel storage pools or new and separate storage facilities. For Quad Cities Station, Exelon Generation has informed MidAmerican Energy that they plan to develop interim spent fuel storage installation at Quad Cities Station to store additional spent nuclear fuel in dry casks.

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

     MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2000, approximately 44% of total gas delivered through MidAmerican Energy's system was under gas transportation service.

Fuel Supply and Capacity
------------------------

     MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

     MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas, Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. Firm capacity in excess of
MidAmerican Energy's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past Iowa Utilities Board and South Dakota Public Utility Commission rulings have allowed MidAmerican Energy to retain 30% of Iowa margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

     MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the Iowa Utilities Board gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Program, which currently has been extended through 2002. Under the program as amended, MidAmerican Energy is required to file with the Iowa Utilities Board every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or cost with customers. A similar program is in effect in South Dakota. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared in savings for its natural gas customers.

     MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

     On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. MidAmerican Energy's 2000/2001 winter heating season peak-day delivery of 1,037,287 MMBtus was reached on December 21, 2000. This peak-day delivery included approximately 76% traditional sales service and 24% transportation service.

     The supply sources utilized by MidAmerican Energy to meet its 2000/2001 peak-day deliveries to its traditional sales service customers were:

                                                  Thousands     Percent
                                                     of           of
                                                   MMBtus        Total
                                                  ---------     -------

     Leased Storage and Peak Shaving Plants         217.6         27.6%
     Firm Supply                                    569.5         72.4
                                                    -----        -----
     Total                                          787.1        100.0%
                                                    =====        =====

     MidAmerican Energy has strategically built multiple pipeline interconnections into several of its larger communities. MidAmerican Energy operates interconnects with Northern Natural Gas, Natural Gas Pipeline, Northern Border, and ANR Pipeline Company into the Quad Cities; with Northern Natural Gas, Natural Gas Pipeline, and Northern Border into Cedar Rapids/Iowa City; and with Northern Natural Gas and Natural Gas Pipeline into Des Moines. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity to serve those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various pipeline supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy's system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

     MidAmerican Energy does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

NONREGULATED OPERATIONS

     MidAmerican Energy's nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services. A majority of MidAmerican Energy's nonregulated revenue is generated by its nonregulated natural gas marketing services. MidAmerican Energy purchases gas from producers and third party marketers and sells it to wholesalers and end-users. Beginning in May 1998, contracts previously serviced by a nonregulated subsidiary of MHC were renewed as MidAmerican Energy contracts, creating a significant increase in these operations at MidAmerican Energy. In addition, MidAmerican Energy manages gas supplies for a number of commercial end-users and sells these customers gas to meet their supply requirements. Sales volumes for these nonregulated gas marketing services totaled 90 million MMBtus, 58 million MMBtus, and 39 million MMBtus for 2000, 1999 and 1998, respectively.

     MidAmerican Energy's nonregulated revenues reflect revenues from its market access service project, which began in the third quarter of 1999. The pilot project allows larger Iowa customers that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, continue to be reflected in regulated electric revenues.

     In Illinois beginning October 1, 1999, larger non-residential customers and 33% of the remaining non-residential customers were allowed to select their provider of electric supply services. All other non-residential customers were allowed supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002. MidAmerican Energy's nonregulated revenues include agency fees and other revenues related to these supply services.

     Nonregulated revenues of MidAmerican Energy also include awards received for successful performance under its Incentive Gas Supply Procurement Plan discussed in the "Regulated Natural Gas Operations" section.

     Historical nonregulated revenues for MidAmerican Energy are shown below (in millions):

                                       2000            1999           1998
                                       ----            ----           ----

     Nonregulated wholesale gas        $337            $135           $ 89
     Nonregulated retail gas             71               1              1
     Nonregulated retail electric        21              11              -
     Other                               20              11             18
                                       ----            ----           ----
                                       $449            $158           $108
                                       ====            ====           ====

REGULATION

General Utility Regulation
--------------------------

     MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the Federal Energy Regulatory
Commission in regard to numerous activities, including the issuance of securities, accounting policies and practices, electricity sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

     MidAmerican Energy is regulated by the Illinois Commerce Commission as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is regulated by the Iowa Utilities Board as to retail rates, services, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is also subject to regulation by the South Dakota Public Utility Commission as to electric and gas retail rates and service as provided by the laws of South Dakota.

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

     In December 1997, Illinois enacted a law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the Illinois Commerce Commission and transitions portions of the traditional electric services to a competitive environment. In general, the law limits the Illinois Commerce Commission's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's regulatory asset cost recovery. Electric rates are frozen, subject to certain exceptions, until 2005.

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

Nuclear Regulation
------------------

     MidAmerican Energy is subject to the jurisdiction of the Nuclear Regulatory Commission with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. Exelon Generation is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary Nuclear Regulatory Commission licenses and authorizations.

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

     Federal regulations provide that any nuclear operating facility may be required to cease operation if the Nuclear Regulatory Commission determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. Exelon Generation and Nebraska Public Power District have advised MidAmerican Energy that emergency preparedness plans for Quad Cities Station and Cooper, respectively, have been approved by the Nuclear Regulatory Commission. Exelon Generation and Nebraska Public Power District have also advised MidAmerican Energy that state and local plans relating to Quad Cities Station and Cooper, respectively, have been approved by the Federal Emergency Management Agency.

     The Nuclear Regulatory Commission also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In response to these regulations, MidAmerican Energy submitted a report to the Nuclear Regulatory Commission in July 1990, and every two years thereafter, providing "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of Quad Cities Station. Nebraska Public Power District has advised MidAmerican Energy that a report addressing decommissioning funding for Cooper has been submitted to the Nuclear Regulatory Commission.

     MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Nebraska Public Power District maintains an internal account and an external trust for decommissioning funds associated with Cooper to which MidAmerican Energy has made contributions. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station and Cooper. In Illinois, Cooper nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, Quad Cities Station and Cooper decommissioning costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 2000 was $19.8 million. Refer to "Cooper Litigation" under "Legal Proceedings" in Part I, Item 3 of this form 10-K for discussion of a proceeding related to the Cooper power purchase agreement.

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

     Air Quality -

     The Clean Air Act Amendments of 1990 were signed into law in November 1990. Essentially all utility generating units are subject to the provisions of those amendments which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 65% of MidAmerican Energy's electric generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the Clean Air Act Amendments of 1990. Title IV, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     Refer to Note (4)(c) in Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K for additional information regarding air quality regulation.

     Water Quality -

     Under the Federal Water Pollution Control Act Amendments of 1972, as amended, MidAmerican Energy is required to obtain National Pollutant Discharge Elimination System permits to discharge effluents (including thermal discharges) from its properties into various waterways. The permits are subject to renewal after specified time periods not to exceed five years. MidAmerican Energy has obtained all necessary National Pollutant Discharge Elimination System permits for its generating stations.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $22 million to $68 million. MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 2000, was $24 million. The Illinois Commerce Commission has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

     Additional information relating to MidAmerican Energy's manufactured gas plant facilities is included under Note (4)(b) in Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

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

     Other -

     A number of studies have examined the possibility of adverse health effects from electric and magnetic fields without conclusive results. Electric and magnetic fields are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. MidAmerican Energy cannot predict the effect on construction costs of electric utility facilities or operating costs if electric and magnetic field regulations were to be adopted. Although MidAmerican Energy is not the subject of any suit involving electric and magnetic fields, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that electric and magnetic fields had an adverse effect on health. If such litigation were successful, the impact on MidAmerican Energy and on the electric utility industry in general could be material.

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

     In accordance with the requirements of Section 112 of the Clean Air Act Amendments of 1990, the EPA has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In February 1998, EPA issued its Final Report to Congress, indicating that mercury is the hazardous air pollutant of greatest potential concern from coal-fired generating units and that additional research and monitoring are necessary. As such the EPA issued a request under Section 114 of the Clean Air Act Amendments of 1990 requiring all electric utilities to provide information that will allow the EPA to calculate the annual mercury emissions from each coal-fired generating unit for the calendar year 1999. In December 2000, the EPA concluded that it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. It is anticipated that rules will be developed to regulate these emissions in 2003 to 2004. The cost to MidAmerican Energy of reducing its mercury emissions would depend on available technology at the time, but could be material.

                         BUSINESS OF MIDAMERICAN CAPITAL
                         -------------------------------

     MidAmerican Capital is a wholly owned nonregulated subsidiary of MHC. The nonregulated activities emphasize credit quality, liquidity and energy and complementary service-related businesses. MidAmerican Capital manages these activities through its nonregulated investment and operating companies. Assets of MidAmerican Capital totaled $221 million as of December 31, 2000.

INVESTMENTS

     MidAmerican Capital's investments totaled $211 million and $234 million at December 31, 2000 and 1999, respectively, including a $73 million note receivable from MidAmerican Energy Holdings. A majority of the remaining investment dollars relate to investment grade marketable securities and equipment leases, most of which are held by InterCoast Capital Company and MHC Investment Company. As discussed below, MidAmerican Capital and its subsidiaries also have investments in energy projects, technology development interests and venture capital funds.

     MidAmerican Capital's marketable securities portfolio, totaling $49 million and $85 million at December 31, 2000 and 1999, respectively, consists substantially of a managed preferred stock portfolio. The preferred stocks have been issued by companies having investment grade senior debt ratings by Moody's or Standard & Poor's. In addition, MidAmerican Capital has investments in independently managed mutual funds.

     MidAmerican Capital holds equity participations in equipment leases primarily for passenger and freight transport aircraft. These investments totaled $48 million and $49 million at December 31, 2000 and 1999, respectively.

     In  addition,  MidAmerican  Capital  and several of its  subsidiaries  have
indirect   investments,   through   venture  capital  funds,  in  a  variety  of
nonregulated energy production technologies.

                           BUSINESS OF MIDWEST CAPITAL
                           ---------------------------

     Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $11 million as of December 31, 2000. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 2,000-acre master planned residential and business community in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress.

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

     The net accredited generating capacity of MidAmerican Energy, along with participation purchases and sales, net, are shown for summer 2000 accreditation.

                                                                Company's Share
                                                                 of Accredited
                                               Percent            Generating
            Plant                             Ownership   Fuel  Capability (MW)
------------------------------------------    ---------   ----  ---------------
Steam Electric Generating Plants:
  Council Bluffs Energy Center
    Unit No. 1                                  100.0     Coal          43
    Unit No. 2                                  100.0     Coal          88
    Unit No. 3                                   79.1     Coal         534
  George Neal Station
    Unit No. 1                                  100.0     Coal         135
    Unit No. 2                                  100.0     Coal         300
    Unit No. 3                                   72.0     Coal         371
    Unit No. 4                                   40.6     Coal         261
  Louisa Unit                                    88.0     Coal         616
  Ottumwa Unit                                   52.0     Coal         372
  Riverside Station
    Unit No. 3                                  100.0     Coal           5
    Unit No. 5                                  100.0     Coal         130
                                                                     -----
                                                                     2,855
                                                                     -----
Combustion Turbines:
  Coralville - 4 units                          100.0     Gas/Oil       64
  Electrifarm - 3 units                         100.0     Gas/Oil      200
  Moline - 4 units                              100.0     Gas/Oil       64
  Parr - 2 units                                100.0     Gas/Oil       32
  Pleasant Hill Energy Center - 3 units         100.0     Oil          160
  River Hills Energy Center - 8 units           100.0     Gas/Oil      120
  Sycamore Energy Center - 2 units              100.0     Gas/Oil      149
                                                                     -----
                                                                       789
                                                                     -----
Nuclear:
  Cooper (1)                                     (1)      Nuclear      379
  Quad Cities Station
    Unit No. 1                                   25.0     Nuclear      190
    Unit No. 2                                   25.0     Nuclear      193
                                                                     -----
                                                                       762
                                                                     -----
Hydro:
  Moline - 4 units                              100.0     Water          3

Portable Power Modules - 28 units               100.0     Oil           56
                                                                     -----

Net Accredited Generating Capacity                                   4,465

Participation Purchases and Sales, Net                                  42
                                                                     -----
Total Net Accredited Generating Capability                           4,507
                                                                     =====


(1) Cooper is owned by the Nebraska Public Power District and the amount shown is MidAmerican Energy's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

     The electric transmission system of MidAmerican Energy at December 31, 2000, included 897 miles of 345-kV lines and 1,110 miles of 161-kV lines.

     The gas distribution facilities of MidAmerican Energy at December 31, 2000, included 20,259 miles of gas mains and services.

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

     MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy issues one and five in the second paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims. It is not likely that a trial will occur prior to late spring or early summer of 2001.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
     AND FINANCIAL DISCLOSURE
     ------------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information concerning the current managers and executive officers of MidAmerican Funding is as follows:

(A)  IDENTIFICATION
                                                         Served in     Served as
                         Present                          Present      Director
Name               Age   Position                      Position Since    Since
----               ---   --------                      --------------  ---------


David L. Sokol      44   Chairman, Chief Executive
                           Officer and Manager              1999         1999

Gregory E. Abel     38   President and Chief Operating
                           Officer                          1999         1999

Patrick J. Goodman  34   Vice President and Treasurer       1999         1999

Delbert D. Weber    68   Independent Manager                1999         1999

Steven A. McArthur  43   Vice President, General Counsel
                           Secretary and Manager            1999         1999

     Officers are elected annually by the Board of Managers. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B) BUSINESS EXPERIENCE

     DAVID L. SOKOL, has been MidAmerican Funding's Chief Executive Officer and Chairman of the Board of Managers since MidAmerican Funding's formation in March 1999. Mr. Sokol has been Chief Executive Officer of MidAmerican Energy Holdings since April 19, 1993 and served as President of MidAmerican Energy Holdings from April 19, 1993 until January 21, 1995. He has been Chairman of the Board of Directors of MidAmerican Energy Holdings since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company and Ogden Projects, Inc.

     GREGORY E. ABEL, has been MidAmerican Funding's President and Chief Operating Officer since its formation in March 1999. Mr. Abel joined MidAmerican Energy Holdings in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by PriceWaterhouse. As a Manager in the San Francisco office of PriceWaterhouse, he was responsible for clients in the energy industry.

     PATRICK J. GOODMAN, has been MidAmerican Funding's Vice President and Treasurer since April 1999. Mr. Goodman joined MidAmerican Energy Holdings in June 1995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MidAmerican Energy Holdings, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

     STEVEN A. MCARTHUR, has been MidAmerican Funding's Vice President and Secretary and a member of its Board of Managers since MidAmerican Funding's formation in March 1999 and General Counsel since December 2000. Mr. McArthur joined MidAmerican Energy Holdings in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
     FORM 8-K
     --------

(A)1.  FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                        Page No.
                                                                        --------

       Selected Consolidated Financial Data...........................    25
       Management's Discussion and Analysis of Financial Condition
         And Results of Operations....................................    26
       Consolidated Statements of Income
         For the Years Ended December 31, 2000, 1999, and 1998........    46
       Consolidated Statements of Comprehensive Income
         For the Years Ended December 31, 2000, 1999 and 1998.........    47
       Consolidated Balance Sheets
         As of December 31, 2000 and 1999 ............................    48
       Consolidated Statements of Cash Flows
         For the Years Ended December 31, 2000, 1999 and 1998.........    49
       Consolidated Statements of Capitalization
         As of December 31, 2000 and 1999 ............................    51
       Consolidated Statements of Retained Earnings
         For the Years Ended December 31, 2000, 1999 and 1998.........    52
       Notes to Consolidated Financial Statements.....................    53
       Independent Auditors' Report...................................    83


(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                        Page No.
                                                                        --------
     Consolidated Valuation and Qualifying Accounts (Schedule II) ....    84

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

     See Exhibit Index on page 86.

(B)  REPORTS ON FORM 8-K

     None.

                             MIDAMERICAN FUNDING LLC
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

                                               MIDAMERICAN
                                                 FUNDING                        MHC (PREDECESSOR)
                                      ---------------------------   -----------------------------------------------------
                                                    MAR. 12, 1999   JAN. 1, 1999
                                                       THROUGH        THROUGH
                                      DECEMBER 31,   DECEMBER 31,     MARCH 11,          YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                          2000          1999            1999         1998         1997           1996
                                      ------------  -------------   ------------   ----------    ----------    ----------

INCOME STATEMENT DATA:
Revenues ............................   $2,330,666    $1,433,046    $  383,066     $1,775,924    $1,969,537    $1,911,204
Operating income ....................      327,560       227,133        58,898        271,412       276,726       349,399
Income from continuing
  operations (a) ....................      126,784       124,077        16,789        127,154       139,332       143,761
Net income ..........................      126,784       135,335        17,210        131,318       135,104       131,046


                                           AS OF DECEMBER 31,                                AS OF DECEMBER 31,
                                        ------------------------                   --------------------------------------
                                          2000           1999                         1998         1997           1996
                                        ----------    ----------                   -----------   ----------    ----------
BALANCE SHEET DATA:
Total assets........................    $5,492,721    $5,212,387                   $4,244,336    $4,278,091    $4,521,848
Long-term debt (b)..................     1,670,636     1,642,476                    1,045,548     1,178,769     1,474,701
Power purchase obligation (b).......        52,282        68,049                       83,127        97,504       111,222
Short-term borrowings...............        81,600       204,000                      339,826       138,054       161,990
Preferred securities not subject
  to mandatory redemption...........        31,759        31,759                       31,759        31,763        31,769
Preferred securities subject to
  mandatory redemption (c)..........       150,000       151,598                      150,000       150,000       150,000
Member's equity (d).................     1,874,787     1,800,416                    1,200,950     1,301,286     1,239,946



     (a) In May 1999, MidAmerican Funding sold most of its investment in the common stock of McLeodUSA and recorded an after-tax gain of $47.1 million. For the period ended March 11, 1999, MHC expensed $18.6 million for transaction costs related to its acquisition by MidAmerican Energy Holdings. In 1998, MHC recorded after-tax gains totaling $15.7 million for sales of several properties and investments, including a portion of its investment in the common stock of McLeodUSA, Inc. Also, in 1998, MHC expensed $4.2 million for transaction costs related to the acquisition by MidAmerican Energy Holdings of MHC. 1997 reflects after-tax gains totaling $11.2 million for sales of assets of railcar businesses and a portion of its investment in McLeodUSA common stock. MHC recorded an after-tax loss of $9.4 million for the write-down of nonregulated assets during 1996. In 1996, MHC incurred $8.7 million of costs in connection with its merger proposal to IES Industries, Inc.

     (b)  Includes amounts due within one year.

     (c) Includes MidAmerican Energy-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican Energy junior subordinated debentures.

     (d)  For MHC the amounts represent common shareholders' equity.

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

     On March 12, 1999, MidAmerican Funding acquired MHC. As a part of this transaction, the former CalEnergy Company Inc., a Delaware corporation, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company. As a result, MHC and all direct and indirect subsidiaries of MHC each became a subsidiary of MidAmerican Funding.

     MidAmerican Energy Holdings' real estate brokerage and related services were conducted through MHC's subsidiary, MidAmerican Realty Services. In October 1999, MHC and MidAmerican Funding distributed their investments in MidAmerican Realty to MidAmerican Energy Holdings in conjunction with an initial public offering of common stock of HomeServices.com, a successor company to MidAmerican Realty.

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


FORWARD-LOOKING STATEMENTS

     From time to time, MidAmerican Funding, or one of its subsidiaries individually, may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of MidAmerican Funding or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican Funding's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These type of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of MidAmerican Funding to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities

Litigation Reform Act of 1995, MidAmerican Funding has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on sales and revenues, fuel prices, fuel transportation and other operating uncertainties, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, utility industry deregulation and competition. MidAmerican Funding assumes no responsibility to update forward-looking information contained herein.

                              RESULTS OF OPERATIONS
                              ---------------------

     The following is a discussion of the historical results of MidAmerican Funding and its predecessor, MHC, for the periods presented on the Consolidated Statements of Income in this Form 10-K. Results for MidAmerican Funding include the results of MHC beginning March 12, 1999, in conjunction with the acquisition of MHC by MidAmerican Funding. The impact of the acquisition is reflected in MidAmerican Funding's results of operations, including predominately interest costs on debt issued by MidAmerican Funding to complete the acquisition and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. Since the periods presented are not comparable to a similar prior-year period, the emphasis of the discussions is on fluctuations from "normal" or unusual items that may cause the reported results of operations to not necessarily be indicative of future operating results.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE YEAR ENDED
---------------------------------------------------------------
DECEMBER 31, 2000
-----------------

REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

     MidAmerican Energy's electric gross margin for the year ended December 31, 2000, totaled $966 million. Temperatures during the period were more moderate than normal temperature conditions, reducing electric margin by approximately $9 million. MidAmerican Energy's electric revenues from the recovery of energy efficiency program costs totaled $34.8 million for the period. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. Refer to the discussion under "Energy Efficiency" in the "Operating Activities and Other Matters" section of MD&A. MidAmerican Energy also recorded an accrual for a revenue sharing arrangement under its 1997 Iowa pricing plan settlement. The accrual reduced revenues and electric margin by $21.6 million in 2000.

     Regulated Gas Gross Margin -

     MidAmerican Energy's regulated gas gross margin totaled $208 million for 2000. Temperatures during the period were milder than normal temperature conditions, resulting in a decrease in gas gross margin of approximately $9 million. Revenues from recovery of gas energy efficiency program costs totaled $11.6 million for the period. Revenues from energy efficiency cost recovery are substantially offset by corresponding costs in other operating expenses. MidAmerican Energy's regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, revenues and cost of gas sold each reflect the significantly higher gas prices in 2000, with no effect on gas margin or net income.

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $414.6 million for 2000. As mentioned in the gross margin discussions, other operating expenses include energy efficiency program costs. These costs totaled $39.8 million for the year.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     For the year ended December 31, 2000, nonregulated natural gas marketing activities accounted for $409.7 million and $405.5 million of nonregulated revenues and nonregulated cost of sales, respectively.

     Nonregulated revenues include $17.9 million from MidAmerican Energy's market access service. Related cost of sales totaled $17.3 million. The market access service project, which began in the third quarter of 1999, allows larger Iowa customers that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues.

     Beginning October 1, 1999, some non-residential customers in Illinois are allowed to select their electric power supplier. MidAmerican Energy's nonregulated revenues for 2000 include $3.6 million in agency fees and other revenues related to these supply services. Related cost of sales totaled $4.3 million.

     MidAmerican Energy's 2000 nonregulated revenues also include $3.9 million of pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, which is currently approved through 2002, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and MidAmerican Energy.

     Nonregulated revenues and cost of sales include $4.4 million and $2.6 million, respectively, from security system operations which were sold in April 2000. Related other operating expenses totaled $1.7 million, including $0.1 million of goodwill amortization.

     Nonregulated other operating expenses include $35.3 million of goodwill amortization related to the acquisition of MHC.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest Income

     Interest income includes $2.9 million of interest from a joint plant operator for funds held by them and $6.1 million related to income tax refunds. Interest income from MidAmerican Energy's note receivable related to the sale of its accounts receivable totaled $4.4 million, and interest income from notes with MidAmerican Energy Holdings totaled $8.9 million. Additionally, MidAmerican Energy was in a favorable cash position from August to December of 2000.

     Realized Gains and Losses on Securities, Net -

     Net realized gains and losses on securities for the year reflects a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding, which partially offset losses on sales of MidAmerican Funding's preferred stock portfolio.

     Other, Net -

     Other, Net, which includes a number of non-operating income and deduction items, totaled $10.9 million of income for the year ended December 31, 2000. Included in Other, Net is a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. Net expense related to MidAmerican Energy's accounts receivables sold totaled $8.3 million.

     The sale of MidAmerican Funding's security system operations in April 2000 resulted in a $4.3 million pre-tax gain, and the sale of an office building resulted in a $1.0 million pre-tax gain. Additionally, the sale of railcars and other assets resulted in $1.0 million of pre-tax gains in 2000. Income from corporate-owned life insurance policies totaled $9.4 million, including $7.5 million related to benefits paid on several policies.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE PERIOD MARCH 12, 1999
--------------------------------------------------------------------------
THROUGH DECEMBER 31, 1999
-------------------------

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

     Revenues, cost of sales and other operating expenses related to the security system operations sold in April 2000 totaled $13.8 million, $9.4 million and $5.4 million, respectively, for the period March 12, 1999, through December 31, 1999.

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

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     Interest income reflects interest on temporary cash investments which include proceeds from the sale of McLeodUSA common stock described below and $7.0 million of interest on a cash escrow balance for the purchase of MHC.

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

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     For the period January 1, 1999 through March 11, 1999, nonregulated natural
gas  marketing   activities  accounted  for  $29  million  and  $28  million  of nonregulated revenues and nonregulated cost of sales, respectively.

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

RESULTS OF OPERATIONS OF MHC FOR THE YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------

UTILITY GROSS MARGIN

     Regulated Electric Gross Margin -

     Electric gross margin was $944 million for 1998. Temperatures during the year were more moderate than normal temperature conditions, reducing electric margin by approximately $2 million. MidAmerican Energy's electric revenues from the recovery of energy efficiency program costs totaled $44.4 million in 1998 and revenues related to the Cooper Tracker, which is discussed below, totaled $6.4 million. Revenues from these factors are substantially offset by costs in other operating expenses.

     Electric revenues for 1998 reflect a partial year effect of rate reductions implemented during the year. In June 1998, revenues from Iowa residential customers were reduced $5 million annually. Since July 1997, MidAmerican Energy has reduced revenues from its Iowa commercial and industrial customers a total of approximately $10 million annually through negotiated contracts and a tariffed rate reduction. These reductions were only partially in effect in 1998. Revenues from Illinois customers were reduced $0.9 million in August 1998 related to Illinois utility industry restructuring.

     Regarding the energy efficiency revenues, on September 29, 1997, MidAmerican Energy began recovering from customers its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs. Deferred energy efficiency costs are costs previously incurred by MidAmerican Energy that, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurs over a four-year period from the date collection begins. Collection of deferred energy efficiency costs began decreasing in 1999 as various recovery periods were completed.

     The Cooper Tracker allows MidAmerican Energy to collect on a current basis the Iowa portion of expenses for Cooper Nuclear Station capital improvement advances. Prior to the Cooper Tracker, which began in July 1997, capital improvement advances were capitalized when incurred and amortized over future periods in accordance with rate treatment.

     Regulated Gas Gross Margin -

     Unusually mild temperatures during the 1998 heating seasons resulted in a reduction in gas margin for 1998. Temperatures in 1998 were 15.6% warmer than normal temperature conditions, reducing gas gross margin by an estimated $18 million compared to normal. Approximately $17.5 million of MidAmerican Energy's 1998 gas revenues were from the recovery of energy efficiency program costs. As stated above, increases in revenues from energy efficiency cost recovery are substantially offset by corresponding increases in other operating expenses.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses totaled $470.3 million for 1998, including $53.0 million in energy efficiency program costs. Refer to the "Regulated Electric Gross Margin" section for further comments on energy efficiency costs. MidAmerican Energy continued its focus on customer service and reliability during 1998. Further emphasis on customer service operations and marketing-related efforts resulted in additional expense in customer service, IT consulting, advertising and other related expenses. Maintenance expenses for 1998 include repair costs totaling $3.8 million for storms in June 1998.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues  from  nonregulated  natural  gas  marketing  operations  in  1998 accounted for $139.4 million of nonregulated revenues and $134.2 million of nonregulated cost of sales.

     Other activities included nonregulated revenues for 1998 related to work for other utilities and work beyond the meter for customers. In addition, the 1998 amount includes revenues of CBEC Railway, a subsidiary of MidAmerican
Energy that  operates  rail  services  on a section of  railroad  track it owns.
MidAmerican Energy's revenues in 1998 also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The awards totaled $4.3 million in 1998.

     Revenues, cost of sales and other operating expenses related to the security system operations sold in April 2000 totaled $17.1 million, $10.6 million and $8.1 million, respectively, in 1998.

     Nonregulated other operating expenses for 1998 include costs related to work for other utilities, costs of work beyond the meter for MidAmerican Energy customers, MidAmerican Energy's costs of appliance services and costs of initiatives for MidAmerican Energy's new products and services in preparation for deregulation.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Dividend Income -

     Dividend income for 1998 reflects income from holdings of preferred stock that MidAmerican Capital has since sold.

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities for 1998 includes a $14.0 million pre-tax gain on the sale of shares of McLeodUSA common stock.

     Other, Net -

     Other, net for 1998 includes $4.7 million from the divestment of nonregulated assets in the first quarter, including the sale of MHC's interest in a financial management company, the sale of a commercial office building and liquidation of a partnership interest concurrent with the sale of its commercial property. Additionally, Other, net for 1998 includes a $2.7 million gain on the sale of railcars and $2.1 million of income from an equity investment in a venture capital fund.

     The discount, net of the subservicer fee, related to MidAmerican Energy's accounts receivable sold was a net expense of $7.0 million in 1998. Merger costs related to MidAmerican Funding's acquisition of MHC totaled $4.2 million.

     Fixed Charges -

     During  1998,   MidAmerican  Energy  reduced  its  long-term  debt  through maturities and refinancing, which resulted in interest on long-term debt reflecting a partial year's interest on the retired debt.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Funding has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided from continuing operations was $304 million for the year 2000, and $121 million for March 12, 1999, through December 31, 1999. MHC's net cash from continuing operations totaled $104 million for the period January 1, 1999, through March 11, 1999, and $332 million for the year 1998.

     INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the year ended December 31, 2000, utility construction expenditures totaled $216 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $223 million for 2001 and $871 million for 2002 through 2005. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2001 through 2005 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 60% of the trusts' funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition, during the year 2000, MidAmerican Energy made payments to the Nebraska Public Power District related to decommissioning Cooper, based on an assumed shutdown of Cooper in September 2004. These payments are reflected in other operating expenses in the Consolidated Statements of Income. Based on
Nebraska Public Power District decommissioning cost estimates assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $55 million for Cooper decommissioning during the period 2001 through 2004. The funds that have been provided to Nebraska Public Power District, with the understanding that Cooper will be shut down in September 2004, are invested predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 30% of the funds are invested in domestic corporate debt. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of

MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to Part I, Item 3. Legal Proceedings, for further discussion of the litigation.

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

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Issuance of MidAmerican Funding Debt -

     On March 11, 1999, MidAmerican Funding issued $200 million of 5.85% Senior Secured Notes due 2001, $175 million of 6.339% Senior Secured Notes due 2009, and $325 million of 6.927% Senior Secured Bonds due 2029. Prior to the offering, MidAmerican Funding entered into three separate rate swap arrangements of $125 million each, which at closing created a $13.6 million cash payment to MidAmerican Funding due to an increase in interest rates. The net amount of the rate swap arrangements and $8.3 million of debt offering costs are being amortized using the effective interest method over the life of each of the three traunches. The proceeds from the offering were used to complete the acquisition of MHC.

     MidAmerican Energy Debt Authorizations and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit.

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

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from

MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2000, the revolving cash balance was $70 million and the amount outstanding under the subordinated note was $114.9 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of December 31, 2000, $185.8 million of accounts receivable, net of reserves, was sold under the agreement.

     Other Financing Information -

     As of December 31, 2000, MHC had a $4 million line of credit to provide for short-term financing needs, all of which was unused.

     As of December 31, 2000, MidAmerican Capital had unsecured revolving credit facilities in the amount of $6 million, under which no debt was outstanding. MidAmerican Capital has $46.7 million of long-term debt outstanding at December 31, 2000, all of which matures annually through 2002.

     Midwest Capital currently has a $25 million line of credit with MidAmerican Energy, of which $5 million was outstanding at December 31, 2000.

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

     With the elimination of the energy adjustment clause in Iowa, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy has sufficient low cost generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

     Legislative and Regulatory Evolution -

     In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. Under the law, larger non-residential customers in Illinois and 33% of the remaining non-residential Illinois customers were allowed to select their provider of electric supply services beginning October 1, 1999. Starting December 31, 2000, all other non-residential customers were allowed supplier choice. Residential customers all receive the opportunity to select their electric supplier beginning May 1, 2002.

     The law also provides for Illinois earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2000 was 12.83%. Using the same 30-year Treasury Bond average, the computed level of return would be 14.33% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

     In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. On October 16, 2000, MidAmerican Energy filed with the Federal Energy Regulatory Commission a plan for MidAmerican Energy to comply with Order No. 2000 by participating in the formation of a for profit independent transmission company. MidAmerican Energy continues in its effort to form such a company.

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 (SFAS 71) may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of December 31, 2000, MidAmerican Energy had $231.1 million of regulatory assets, net of regulatory liabilities, on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of December 31, 2000, included $22.8 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. These costs are being collected from customers based on projected annual expenditures of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery.

     Rate Matters: Electric -

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. During 2000, MidAmerican Energy credited $14.8 million to its Iowa non-contract customers related to the return calculation for 1999, which was approved by the Iowa Utilities Board, subject to additional refund. In 2000, MidAmerican Energy accrued $21.6 million for customer credits relating to 2000 operations. This Iowa electric retail revenue sharing plan remained in effect through the year 2000. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated or a change in rates is approved by the Iowa Utilities Board pursuant to a rate proceeding.

     The pricing plan settlement agreement also precluded MidAmerican Energy from filing for increased rates prior to January 1, 2001, unless the return fell below 9%. Other parties signing the agreement were prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeded 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of December 31, 2000, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (4)(b) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MidAmerican Energy is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy could incur increased costs and a decrease in revenues. Refer to Note (4)(c) of Notes to Consolidated Financial Statements for further discussion of this issue.

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

     MidAmerican Energy believes it has adequate electric capacity reserve through at least 2004 and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

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

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. MidAmerican Funding implemented the new standards on January 1, 2001. The initial adoption of SFAS133/138 did not have a material impact on MidAmerican Funding's financial position, results of operations or any impact on its cash flows. Refer to Note (1)(i)(4) of Notes to Financial Consolidated Statements for further discussion.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. MidAmerican Funding believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

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

     MidAmerican Funding uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities, financing activities and preferred stock investing operations. Refer to Note
(1)(i) in Notes to Consolidated Financial Statements for further discussion of the accounting for derivative instruments.

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

     MidAmerican Energy uses natural gas derivative instruments for trading purposes under strict value at risk guidelines outlined by senior management. In accordance with the FASB's Emerging Issues Task Force Abstract No. 98-10 (EITF 98-10), derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. EITF 98-10 has not had a material effect on MidAmerican Funding's financial position, results of operations or cash flows.

     MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of wholesale electric power. Electric forward contracts are not reflected in the financial statements until they are settled.

     MidAmerican Energy had the following financial derivative instruments for its natural gas and electric operations as of December 31:

Derivative instruments used for other than trading purposes-
------------------------------------------------------------

                                                   2000              1999
                                             ----------------   ----------------

Natural Gas Futures Contracts - NYMEX:
     Net Contract Volumes- Long (Short)       1,460,000 MMBtu    (500,000) MMBtu
     Unrealized Gain (Loss), in thousands        $7,554             $(410)

Natural Gas Swap Contracts:
     Contract Volumes                        24,106,980 MMBtu   85,520,442 MMBtu
     Unrealized Gain (Loss), in thousands        $8,055            $(1,576)

Natural Gas Options:
     Contract Volumes - Long                  1,790,280 MMBtu            -
     Unrealized Gain, in thousands                 $953                  -

Electric Forward Contracts:
     Contract Volumes - (Short)                (139,200) MWh             -
     Unrealized (Loss), in thousands            $(4,731)                 -

     A $1.00 increase in underlying natural gas prices would increase unrealized gains on the futures contracts held at December 31, 2000 by approximately $1.5 million and would increase unrealized gains on the above swap contracts by approximately $2.3 million. A $5.00 increase in underlying electricity prices would increase unrealized losses on the forward contracts held at December 31, 2000 by approximately $0.7 million.

Derivative instruments used for trading purposes -
--------------------------------------------------

                                                 2000             1999
                                            --------------     ----------

Natural Gas Futures Contracts - NYMEX:
     Net Contract Volumes- (Short)          (20,000) MMBtu            -
     Unrealized (Loss), in thousands           $(79)                  -

Natural Gas Swap Contracts:
     Contract Volumes                       (10,000) MMBtu            -
     Unrealized (Loss), in thousands          $(261)                  -

     A change in underlying natural gas prices would not materially affect unrealized losses on the above future and swap contracts.

     Interest Rate Risk -

     MidAmerican Capital is exposed to market value risk from changes in interest rates on its preferred stock investments. MidAmerican Capital reviews the interest rate sensitivity of these securities and purchases put options and enters into "short" positions in futures contracts on U.S. Treasury securities in order to reduce related interest rate risk. MidAmerican Capital's intent is to manage the risk arising from changes in the general level of interest rates with a change in market value of the hedging instruments.

     The following table demonstrates the impact of varying interest rate changes to the market value at December 31, 2000 (amounts in thousands):


                                                   Market Value of                      Change in
                          -------------------------------------------------------     Market Value of
                          Preferred Stock   Futures and Options   Total Portfolio   Total Portfolio
                          ---------------   -------------------   ---------------   ----------------

Interest Rate Change:
  200 basis pt decrease       $49.2                $  -               $49.2             $ 5.5
  100 basis pt decrease        46.5                   -                46.5               2.8
  Current interest rates       43.4                 0.3                43.7                 -
  100 basis pt increase        40.3                 3.3                43.6              (0.1)
  200 basis pt increase        37.2                 6.7                43.9               0.2

     The number of hedging instrument contracts entered into, or their notional amount, is dependent on, among other things, the duration of the portfolio, specific call provisions of each fixed rate preferred stock, the slope of the Treasury yield curve, the expected volatility of Treasury yields and the cost of using futures and/or options. The notional amount of MidAmerican Capital's hedging instruments at December 31, 2000 and 1999, respectively, are set forth in the following table (dollars in thousands):

                         2000                       1999
              -------------------------    -------------------------
              Contracts   Notional Amt.    Contracts   Notional Amt.
              ---------   -------------    ---------   -------------

Put Options      296         $30,969          500         $45,469

     The notional amounts of these hedging instruments do not represent the amounts exchanged by the parties and are not a measure of MidAmerican Capital's financial exposure through its use of these hedging instruments. MidAmerican Capital is exposed only to the initial purchase price of the put options.

     At December 31, 2000, MidAmerican Funding had fixed-rate long-term debt and mandatorily redeemable preferred securities and preferred securities of subsidiary trust totaling $1,698 million with a fair value of $1,658 million. These instruments are fixed-rate and therefore do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $48 million if interest rates were to increase by 10% from their levels at December 31, 2000. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 2000, MidAmerican Funding had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $82 million which expose MidAmerican Funding to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 2000 approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2000 levels, MidAmerican Funding's interest expense for the floating rate obligations would increase by approximately $1.1 million annually based on December 31, 2000 principal balances.

     MidAmerican   Energy   has   entered   into  a   two-year,   $162   million
fixed-to-floating interest rate swap agreement in conjunction with its $162 million, 7.375% series of medium-term notes due August 1, 2002. The floating rate of the swap is based on a three-month LIBOR rate. As of December 31, 2000, the market value of this swap was $6.5 million.

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                  MIDAMERICAN FUNDING            MHC (PREDECESSOR)
                                               ---------------------------   --------------------------
                                                  YEAR      MARCH 12, 1999   JAN. 1, 1999      YEAR
                                                  ENDED         THROUGH        THROUGH         ENDED
                                               DECEMBER 31,   DECEMBER 31,    MARCH 11,     DECEMBER 31,
                                                  2000           1999           1999           1998
                                               -----------    -----------    -----------    -----------
OPERATING REVENUES
Regulated electric .........................   $ 1,212,411    $   969,739    $   208,963    $ 1,169,810
Regulated gas ..............................       656,560        315,238        139,564        429,870
Nonregulated ...............................       461,695        148,069         34,539        176,244
                                               -----------    -----------    -----------    -----------
                                                 2,330,666      1,433,046        383,066      1,775,924
                                               -----------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ........       245,926        179,915         40,232        225,736
  Cost of gas sold .........................       448,400        179,048         79,910        243,451
  Other operating expenses .................       414,643        348,440         93,940        470,328
  Maintenance ..............................       127,077         97,787         18,302        110,387
  Depreciation and amortization ............       193,092        151,130         39,417        182,211
  Property and other taxes .................        74,778         61,259         15,758         87,276
                                               -----------    -----------    -----------    -----------
                                                 1,503,916      1,017,579        287,559      1,319,389
                                               -----------    -----------    -----------    -----------
Nonregulated:
  Cost of sales ............................       431,934        131,093         30,188        144,417
  Other ....................................        67,256         57,241          6,421         40,706
                                               -----------    -----------    -----------    -----------
                                                   499,190        188,334         36,609        185,123
                                               -----------    -----------    -----------    -----------
  Total operating expenses .................     2,003,106      1,205,913        324,168      1,504,512
                                               -----------    -----------    -----------    -----------

OPERATING INCOME ...........................       327,560        227,133         58,898        271,412
                                               -----------    -----------    -----------    -----------
NON-OPERATING INCOME
Interest income ............................        25,767         18,034          1,411          9,262
Dividend income ............................         3,848          4,255          1,331         10,251
Realized gains and losses on securities, net        (3,958)        77,983         15,214         11,204
Other, net .................................        10,899          2,325        (18,133)         5,096
                                               -----------    -----------    -----------    -----------
                                                    36,556        102,597           (177)        35,813
                                               -----------    -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt .................       110,033         93,533         14,814         80,908
Other interest expense .....................        10,244          7,536          3,145         12,682
Preferred dividends of subsidiaries ........        12,935          9,561          2,831         12,932
Allowance for borrowed funds ...............        (1,273)        (1,022)          (235)        (3,377)
                                               -----------    -----------    -----------    -----------
                                                   131,939        109,608         20,555        103,145
                                               -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ......................       232,177        220,122         38,166        204,080
INCOME TAXES ...............................       105,393         96,045         21,377         76,926
                                               -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ..........       126,784        124,077         16,789        127,154
INCOME FROM DISCONTINUED OPERATIONS ........            --         11,258            421          4,164
                                               -----------    -----------    -----------    -----------
NET INCOME .................................   $   126,784    $   135,335    $    17,210    $   131,318
                                               ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                   MIDAMERICAN FUNDING            MHC (PREDECESSOR)
                                                              ----------------------------   ---------------------------
                                                                 YEAR       MARCH 12, 1999   JAN. 1, 1999      YEAR
                                                                 ENDED         THROUGH         THROUGH         ENDED
                                                              DECEMBER 31,   DECEMBER 31,      MARCH 11,    DECEMBER 31,
                                                                  2000          1999             1999           1998
                                                              ------------   ------------     ---------      ---------

NET INCOME ................................................     $ 126,784      $ 135,335      $  17,210      $ 131,318
                                                                ---------      ---------      ---------      ---------
OTHER COMPREHENSIVE INCOME, BEFORE TAX
Unrealized gains (losses) on available-for-sale securities:
  Unrealized holding gains (losses) during period .........         3,870         77,942         79,236        (14,743)
  Less reclassification adjustment for realized gains
    (losses) reflected in net income during period ........        (3,958)        77,983         15,214         11,204
                                                                ---------      ---------      ---------      ---------
                                                                    7,828            (41)        64,022        (25,947)
Minimum pension liability adjustment ......................        (4,087)            --             --             --
                                                                ---------      ---------      ---------      ---------
                                                                    3,741            (41)        64,022        (25,947)
INCOME TAX EXPENSE (BENEFIT) ..............................         1,041            (14)        22,408         (9,002)
                                                                ---------      ---------      ---------      ---------
OTHER COMPREHENSIVE INCOME (LOSS), NET ....................         2,700            (27)        41,614        (16,945)
                                                                ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME ......................................     $ 129,484      $ 135,308      $  58,824      $ 114,373
                                                                =========      =========      =========      =========










        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   AS OF DECEMBER 31,
                                                                                   2000          1999
                                                                                ----------    ----------
ASSETS
UTILITY PLANT
Electric ...................................................................    $4,471,839    $4,209,281
Gas ........................................................................       831,203       809,112
                                                                                ----------    ----------
                                                                                 5,303,042     5,018,393
Less accumulated depreciation and amortization .............................     2,680,420     2,546,516
                                                                                ----------    ----------
                                                                                 2,622,622     2,471,877
Construction work in progress ..............................................        38,584        33,739
                                                                                ----------    ----------
                                                                                 2,661,206     2,505,616
                                                                                ----------    ----------
POWER PURCHASE CONTRACT ....................................................        82,231            --
                                                                                ----------    ----------
CURRENT ASSETS
Cash and cash equivalents ..................................................        10,018         6,235
Receivables, less reserves of $300 and $469, respectively ..................       527,078       215,361
Inventories ................................................................        69,130        82,823
Prepaid taxes ..............................................................        22,889        22,889
Other ......................................................................        14,218        12,301
                                                                                ----------    ----------
                                                                                   643,333       339,609
                                                                                ----------    ----------
INVESTMENTS AND NONREGULATED PROPERTY, NET .................................       502,167       519,201
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET .....................     1,313,558     1,482,992
OTHER ASSETS ...............................................................       290,226       364,969
                                                                                ----------    ----------
TOTAL ASSETS ...............................................................    $5,492,721    $5,212,387
                                                                                ==========    ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity ............................................................    $1,874,787    $1,800,416
MidAmerican Energy preferred securities, not subject to mandatory redemption        31,759        31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities ..................................        50,000        50,000
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures .......       100,000       101,598
Long-term debt (excluding current portion) .................................     1,345,703     1,508,394
                                                                                ----------    ----------
                                                                                 3,402,249     3,492,167
                                                                                ----------    ----------
CURRENT LIABILITIES
Notes payable ..............................................................        81,600       204,000
Current portion of long-term debt ..........................................       324,933       134,082
Current portion of power purchase contract .................................        16,554        15,767
Accounts payable ...........................................................       405,887       165,915
Taxes accrued ..............................................................       131,378       110,592
Interest accrued ...........................................................        27,955        29,555
Other ......................................................................        37,853        32,589
                                                                                ----------    ----------
                                                                                 1,026,160       692,500
                                                                                ----------    ----------
OTHER LIABILITIES
Power purchase contract ....................................................        35,728        52,282
Deferred income taxes ......................................................       591,667       520,088
Investment tax credit ......................................................        66,209        71,757
Other ......................................................................       370,708       383,593
                                                                                ----------    ----------
                                                                                 1,064,312     1,027,720
                                                                                ----------    ----------
TOTAL CAPITALIZATION AND LIABILITIES .......................................    $5,492,721    $5,212,387
                                                                                ==========    ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    MIDAMERICAN FUNDING              MHC (PREDECESSOR)
                                                               ----------------------------    ----------------------------
                                                                  YEAR       MARCH 12, 1999    JAN. 1, 1999      YEAR
                                                                  ENDED          THROUGH         THROUGH         ENDED
                                                               DECEMBER 31,    DECEMBER 31,     MARCH 11,      DECEMBER 31,
                                                                  2000            1999            1999            1998
                                                               -----------     -----------     ------------    -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................    $   126,784     $   135,335     $    17,210     $   131,318
Adjustments to reconcile net income to net cash provided:
  (Income)/loss from discontinued operations ..............             --         (11,258)           (421)         (4,164)
  Depreciation and amortization ...........................        230,140         181,763          39,865         200,920
  Deferred income taxes and investment tax credit, net ....        (18,547)       (114,775)         (2,327)        (24,800)
  Amortization of other assets and liabilities ............         19,595          29,272          12,035          40,264
  Gain on sale of securities, assets and other investments          (2,124)        (78,906)        (15,478)        (24,629)
  Cash inflows (outflows) of accounts receivable
    securitization ........................................         12,877         (12,877)         10,000         (10,000)
  Impact of changes in working capital, net of effects from
    discontinued operations ...............................        (58,199)        (25,637)         38,190          42,046
  Other ...................................................         (6,927)         18,078           4,878         (18,572)
                                                               -----------     -----------     -----------     -----------
    Net cash provided by continuing operations ............        303,599         120,995         103,952         332,383
    Net cash provided by (used in) discontinued operations              --          28,967            (429)          6,754
                                                               -----------     -----------     -----------     -----------
    Net cash provided by operating activities .............        303,599         149,962         103,523         339,137
                                                               -----------     -----------     -----------     -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .........................       (215,727)       (186,651)        (16,924)       (193,354)
Quad Cities Nuclear Power Station decommissioning
  trust fund ..............................................         (8,302)         (8,181)         (2,189)        (11,409)
Nonregulated capital expenditures .........................         (3,229)        (16,295)         (6,058)        (34,219)
Purchase of assets and long-term investments ..............         (6,345)         (3,722)           (140)        (11,247)
Purchase of securities
  Available for sale ......................................        (52,937)        (92,516)        (30,575)       (197,538)
  Held to maturity ........................................             --              --              --            (361)
Proceeds from sale of securities
  Available for sale ......................................         81,840         498,484          91,110         268,138
  Held to maturity ........................................             --              --           2,984           3,896
Proceeds from sale of assets and other investments ........         24,041           1,964           1,097          38,162
Notes receivable from affiliate ...........................         24,477        (122,565)             --              --
Purchase of MHC, net of cash received .....................             --      (2,429,532)             --              --
Investments in discontinued operations ....................             --          (7,751)             --         (37,990)
Other investing activities, net ...........................          6,067           9,649          (8,128)         (3,618)
                                                               -----------     -----------     -----------     -----------
  Net cash provided by (used in) continuing operations ....       (150,115)     (2,357,116)         31,177        (179,540)
  Net cash used in discontinued operations ................             --         (35,079)         (1,056)        (29,757)
                                                               -----------     -----------     -----------     -----------
  Net cash provided by (used in) investing activities .....       (150,115)     (2,392,195)         30,121        (209,297)
                                                               -----------     -----------     -----------     -----------


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                    MIDAMERICAN FUNDING              MHC (PREDECESSOR)
                                                               -----------------------------   ----------------------------
                                                                  YEAR        MARCH 12, 1999   JAN. 1, 1999       YEAR
                                                                  ENDED          THROUGH         THROUGH          ENDED
                                                               DECEMBER 31,    DECEMBER 31,      MARCH 11,     DECEMBER 31,
                                                                   2000            1999            1999            1998
                                                               ------------    ------------    -------------   ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid .....................................    $   (54,000)    $        --     $   (30,359)    $  (113,144)
Issuance of long-term debt, net of issuance costs
  and rate swap............................................        160,992         706,525              --         158,414
Retirement of long-term debt, including reacquisition cost        (134,293)       (105,868)           (127)       (302,477)
Reacquisition of common and preferred shares ..............             --              --         (50,629)       (101,769)
Equity contribution from parent ...........................             --       1,727,651              --              --
Increase in MidAmerican Capital Company
   unsecured revolving credit facility ....................             --              --              --          51,000
Repayment of MidAmerican Capital Company unsecured
  revolving credit facility ...............................             --              --         (34,600)        (16,400)
Net increase (decrease) in notes payable ..................       (122,400)        (85,952)        (15,274)        167,172
                                                               -----------     -----------     -----------     -----------
  Net cash provided by (used in) continuing operations ....       (149,701)      2,242,356        (130,989)       (157,204)
  Net cash provided by discontinued operations ............             --          12,661           1,719          17,014
                                                               -----------     -----------     -----------     -----------
  Net cash provided by (used in) financing activities .....       (149,701)      2,255,017        (129,270)       (140,190)
                                                               -----------     -----------     -----------     -----------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS
  OF DISCONTINUED OPERATIONS ..............................             --          (6,549)           (234)          5,989
                                                               -----------     -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......          3,783           6,235           4,140          (4,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........          6,235              --           6,107          10,468
                                                               -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................    $    10,018     $     6,235     $    10,247     $     6,107
                                                               ===========     ===========     ===========     ===========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .................    $   116,747     $    84,753     $    15,458     $    90,801
                                                               ===========     ===========     ===========     ===========
Income taxes paid .........................................    $   117,593     $   203,192     $     8,401     $   100,917
                                                               ===========     ===========     ===========     ===========



        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    AS OF DECEMBER 31,
                                                                      -----------------------------------------------
                                                                                2000                          1999
                                                                      ---------------------     ---------------------
MEMBER'S EQUITY
Paid in capital ..................................................    $ 1,669,753               $ 1,670,866
Retained earnings ................................................        202,361                   129,577
Accumulated other comprehensive income (loss), net ...............          2,673                       (27)
                                                                      -----------               -----------
                                                                        1,874,787     55.1%       1,800,416     51.6%
                                                                      -----------     ----      -----------     ----
MIDAMERICAN ENERGY PREFERRED SECURITIES
  (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding not subject to mandatory redemption:
  $3.30 Series, 49,451 shares ....................................          4,945                     4,945
  $3.75 Series, 38,305 shares ....................................          3,831                     3,831
  $3.90 Series, 32,630 shares ....................................          3,263                     3,263
  $4.20 Series, 47,362 shares ....................................          4,736                     4,736
  $4.35 Series, 49,945 shares ....................................          4,994                     4,994
  $4.40 Series, 50,000 shares ....................................          5,000                     5,000
  $4.80 Series, 49,898 shares ....................................          4,990                     4,990
                                                                      -----------                  --------
                                                                           31,759      0.9%          31,759      0.9%
                                                                      -----------     ----         --------     ----
Cumulative shares outstanding; subject to mandatory redemption:
  $5.25 Series, 100,000 shares ...................................         10,000                    10,000
  $7.80 Series, 400,000 shares ...................................         40,000                    40,000
                                                                      -----------                   -------
                                                                           50,000      1.5%          50,000      1.4%
                                                                      -----------     ----          -------     ----
MIDAMERICAN ENERGY-OBLIGATED PREFERRED SECURITIES
MidAmerican Energy-obligated mandatorily redeemable cumulative preferred  securities of subsidiary trust holding solely
  MidAmerican Energy junior subordinated debentures:
    7.98% Series, 4,000,000 shares ...............................        100,000      2.9%         101,598      2.9%
                                                                      -----------     ----         --------     ----

LONG-TERM DEBT
MidAmerican Energy mortgage bonds:
  7.125% Series, due 2003 ........................................        100,000                   100,000
  7.70% Series, due 2004 .........................................         55,630                    55,630
  7% Series, due 2005 ............................................         90,500                    90,500
  7.375% Series, due 2008 ........................................         75,000                    75,000
  7.45% Series, due 2023 .........................................          6,940                     6,940
  6.95% Series, due 2025 .........................................         12,500                    12,500
MidAmerican Energy pollution control revenue obligations:
  5.75% Series, due periodically through 2003 ....................          5,760                     7,200
  6.7% Series, due 2003 ..........................................          1,000                     1,000
  6.1% Series, due 2007 ..........................................          1,000                     1,000
  5.95% Series, due 2023 (secured by general mortgage bonds) .....         29,030                    29,030
  Variable rate series -
    Due 2016 and 2017, 4.56% and 3.95%, respectively .............         37,600                    37,600
    Due 2023 (secured by general mortgage bonds,
      4.56% and 3.95%, respectively) .............................         28,295                    28,295
    Due 2023, 4.56% and 3.95%, respectively ......................          6,850                     6,850
    Due 2024, 4.56% and 3.95%, respectively ......................         34,900                    34,900
    Due 2025, 4.56% and 3.95%, respectively ......................         12,750                    12,750


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
              CONSOLIDATED STATEMENTS OF CAPITALIZATION (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    AS OF DECEMBER 31,
                                                                      ----------------------------------------------
                                                                              2000                       1999
                                                                      ---------------------      -------------------

LONG-TERM DEBT (CONTINUED)
MidAmerican Energy notes:
  8.75% Series, due 2002 .........................................    $       240                $       240
  7.375% Series, due 2002 ........................................        162,000                         --
  6.5% Series, due 2001 ..........................................             --                    100,000
  6.375% Series, due 2006 ........................................        160,000                    160,000
Obligation under capital lease ...................................          1,538                      1,698
Unamortized debt premium and discount, net .......................         (1,451)                    (1,495)
                                                                      -----------                -----------
  Total utility ..................................................        820,082     24.1%          759,638    21.8%
                                                                      -----------    -----       -----------   -----

Nonregulated subsidiaries notes:
  8.52% Series, due 2000 through 2002 ............................         23,334      0.7%           46,667     1.3%
                                                                      -----------    -----       -----------    ----

MidAmerican Funding parent debt:
  5.85% Senior Secured Notes due 2001 ............................             --                    200,000
  6.339% Senior Secured Notes Due 2009 ...........................        175,000                    175,000
  6.927% Senior Secured Notes Due 2029 ...........................        325,000                    325,000
  Other ..........................................................          2,287                      2,089
                                                                      -----------                 ----------
    Total MidAmerican Funding Parent .............................        502,287     14.8%          702,089    20.1%
                                                                      -----------    -----       -----------   -----
                                                                        1,345,703     39.6%        1,508,394    43.2%
                                                                      -----------    -----       -----------   -----

TOTAL CAPITALIZATION .............................................    $ 3,402,249    100.0%      $ 3,492,167   100.0%
                                                                      ===========    =====       ===========   =====


                            MIDAMERICAN FUNDING, LLC
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (IN THOUSANDS)


                                               MIDAMERICAN FUNDING             MHC (PREDECESSOR)
                                          -----------------------------  ----------------------------
                                             YEAR        MARCH 12, 1999  JAN. 1, 1999       YEAR
                                             ENDED          THROUGH        THROUGH          ENDED
                                          DECEMBER 31,    DECEMBER 31,    MARCH 11,      DECEMBER 31,
                                             2000            1999            1999            1998
                                          -----------     -----------     -----------    -------------

BEGINNING OF PERIOD ................        $129,577        $     --        $355,000        $409,296
                                            --------        --------        --------        --------

NET INCOME .........................         126,784         135,335          17,210         131,318
                                            --------        --------        --------        --------

DEDUCT:
Repurchase of common shares ........              --              --          33,134          72,470
Dividends declared on common shares           54,000              --          30,359         113,144
Distribution of subsidiary to parent              --           5,758              --              --
                                            --------        --------        --------        --------
                                              54,000           5,758          63,493         185,614
                                            --------        --------        --------        --------

END OF PERIOD ......................        $202,361        $129,577        $308,717        $355,000
                                            ========        ========        ========        ========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A) COMPANY STRUCTURE:

     MidAmerican Funding, LLC is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct wholly owned subsidiary is MHC Inc. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC are MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

     The current corporate structure is the result of a merger transaction completed on March 12, 1999, involving MHC (formerly MidAmerican Energy Holdings Company) and CalEnergy Company, Inc. CalEnergy, was reincorporated as an Iowa corporation and changed its name to MidAmerican Energy Holdings Company.

     (B) CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican Funding and its direct wholly owned subsidiary. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classification of amounts for 2000 are different than that of prior years. Accordingly historical amounts have been reclassified. Amounts related to MidAmerican Realty are reflected as discontinued operations (refer to Note 8). All significant intercompany transactions have been eliminated.

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 (SFAS 71) may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. The following regulatory assets, primarily included in Other Assets in the Consolidated Balance Sheets, represent probable future revenue to MidAmerican Energy because these costs are expected to be recovered in charges to utility customers, and the regulatory liability represents future income to offset specified expenses to be incurred.


                                              Weighted Average
                                               Future Recovery     As of December 31,
                                                   Period          2000        1999
                                              ----------------   --------   ----------
                                                                     (In thousands)
     Regulatory Assets
     -----------------
     Deferred income taxes, net............      13 years        $143,287    $140,658
     Energy efficiency costs...............       1 year           22,846      46,514
     Debt refinancing costs................       5 years          29,416      34,650
     Nuclear generation assets.............       5 years          14,675      19,581
     Environmental costs...................      10 years          24,001      27,837
     Enrichment facilities decommissioning.       5 years           1,930       6,953
     Unamortized costs of retired plant....             -               -       1,303
     Other.................................       Various           4,779       1,261
                                                                 --------    --------
          Total............................                      $240,934    $278,757
                                                                 ========    ========

     Regulatory Liability
     --------------------
     Environmental insurance recovery......       3 years        $  9,787    $      -
                                                                 ========    ========

     A return is generally not earned on the regulatory assets in setting rates due to the fact that a cash outlay was not required for amounts listed as income taxes, environmental costs and enrichment facilities decommissioning. The amortization of the assets is recoverable over periods shown above.

     (D) REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Accrued unbilled revenues were $191.8 million and $93.4 million at December 31, 2000 and 1999, respectively, and are included in Receivables on the Consolidated Balance Sheets.

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

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:

                          2000           1999                1998
                          ----           ----                ----

     Electric........     4.0%           4.0%                3.9%
     Gas    .........     3.5%           3.5%                3.4%

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

     (F) INVESTMENTS AND NONREGULATED PROPERTY, NET:

     Investments, managed primarily through MidAmerican Funding's nonregulated subsidiaries, include the following amounts as of December 31 (in thousands):

                                                 2000        1999
                                               --------    --------

     Nuclear decommissioning trust fund.       $153,100    $141,646
     Notes with parent..................         98,088     122,565
     Corporate-owned life insurance.....         80,736      64,836
     Marketable securities..............         49,127      84,652
     Equipment leases...................         48,189      48,834
     Special-purpose funds..............         23,904      10,589
     Coal transportation property.......         10,956      11,792
     Energy projects....................          8,747       7,760
     Communications.....................          7,431       7,431
     Real estate........................          6,477       7,438
     Security...........................              -         722
     Other..............................         15,412      10,936
                                               --------    --------
          Total.........................       $502,167    $519,201
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

     Notes with parent at December 31, 2000, are comprised of the unsecured outstanding balances of a note between a subsidiary of MHC and MidAmerican Energy Holdings carrying interest of 5.75% annually and a $100 million revolving credit arrangement between MHC and MidAmerican Energy Holdings carrying interest at the 30-day LIBOR rate plus 25 basis points. Both balances are due on demand.

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

     Investment in real estate is comprised primarily of a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2000, 30.9% of the development available for sale had been sold.

     The investment in corporate-owned life insurance represents the cash value of life insurance policies on certain key executives and other related investments.

     (G) CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican Funding considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital, net of effects from discontinued operations was as follows (in thousands):


                                       MidAmerican Funding            MHC (Predecessor)
                                  -----------------------------   ---------------------------
                                     Year        March 12, 1999   Jan. 1, 1999      Year
                                     Ended         through          through        Ended
                                  December 31,     December 31,    March 11,     December 31,
                                     2000            1999            1999            1998
                                  ------------   --------------   ------------   ------------

     Receivables...............     $(324,594)      $(35,976)       $  5,310        $ 35,654
     Inventories...............        13,693        (11,753)         23,701          (8,680)
     Prepaid taxes.............             -              -               -         (22,889)
     Other current assets......        (1,917)          (158)          5,398             911
     Accounts payable..........       239,972         24,560         (25,994)         21,493
     Taxes accrued.............        20,786          7,956          10,410          14,703
     Interest accrued..........        (1,600)        13,098             923          (6,821)
     Other current liabilities.        (4,539)       (23,364)         18,442           7,675
                                    ---------       --------        --------        --------
          Total................     $ (58,199)      $(25,637)       $ 38,190        $ 42,046
                                    =========       ========        ========        ========

     (H) ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Under a long-term power purchase contract with Nebraska Public Power District, expiring in 2004, MidAmerican Energy purchases one-half of the output of the 778-megawatt Cooper Nuclear Station. The Consolidated Balance Sheets include a liability for MidAmerican Energy's fixed obligation to pay 50% of the Nebraska Public Power District's Nuclear Facility Revenue Bonds and other fixed liabilities. A like amount representing MidAmerican Energy's right to purchase power is shown as an asset.

     Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation and are being amortized and recovered in rates over either a five-year period or the term of the power purchase contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging Cooper capital improvement costs to expense as incurred in January 1997.

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

     (I)  ACCOUNTING FOR DERIVATIVES:

          1) Preferred Stock Hedge Instruments:

     MidAmerican Funding is exposed to market value risk from changes in interest rates for fixed rate sinking fund preferred and perpetual preferred stocks (fixed rate preferred stocks) included in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets. MidAmerican Funding reviews the interest rate sensitivity of these securities and purchases put options on U.S. Treasury securities to reduce interest rate risk on preferred stocks. MidAmerican Funding's intent is to substantially offset any change in market value of the fixed rate preferred stocks due to a change in interest rates with a change in market value of the put options. Because the put options are purchased options, MidAmerican Funding is at risk for the premiums paid for the options.

Aggregate premiums paid for options outstanding at December 31, 2000 and 1999 were $1.1 million and $1.8 million respectively.

     The preferred stocks are publicly traded securities and, as such, changes in their fair value are reported, net of income taxes, as a part of accumulated other comprehensive income, net, in Member's Equity. Unrealized gains and losses on the associated put options are included in the determination of the fair value of the preferred stocks. The fair value of the put options, including unrealized gains and losses, included in the determination of the fair value of the preferred securities as of December 31, 2000 and 1999, was $0.3 million and $2.6 million, respectively. Realized gains and losses on the put options are included in Realized Gains and Losses on Securities, Net in the Consolidated Statements of Income in the period the underlying hedged fixed rate preferred stocks are sold. At December 31, 2000 and 1999, put options were outstanding with a notional value of $31.0 million and $45.5 million, respectively.

          2) Gas Futures Contracts and Swaps and Electric Forward Contracts:

     MidAmerican Energy uses gas futures contracts and swap contracts to reduce the volatility in the price of natural gas purchased to meet the needs of its regulated customers, to hedge the impact of changing prices on margins earned from nonregulated gas sales and to take trading positions at levels permitted by its risk management policy. Investments in natural gas futures contracts, which total $4.8 million and $0.6 million as of December 31, 2000 and 1999, respectively, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold or Nonregulated Costs of Sales consistent with the expense for the physical commodity. Deferred net gains/(losses) related to MidAmerican Energy's gas futures contracts are $7.6 million and $(0.4) million as of December 31, 2000 and 1999, respectively.

     MidAmerican Energy uses natural gas derivative instruments for trading purposes under strict value at risk guidelines outlined by senior management. In accordance with the FASB's Emerging Issues Task Force Abstract No. 98-10 (EITF 98-10), derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. EITF 98-10 has not had a material effect on MidAmerican Funding's financial position, results of operations or cash flows.

     MidAmerican Energy also uses electric forward contracts to hedge anticipated future sales of electricity. Realized gains or losses on electric derivative products are included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. Unrecognized net losses related to MidAmerican Energy's electric derivatives total $4.7 million and zero as of December 31, 2000 and 1999, respectively.

     MidAmerican Energy periodically evaluates the effectiveness of its natural gas and electricity hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income. MidAmerican Energy also uses derivative instruments for trading purposes. The following derivative instruments were outstanding at December 31:

                                                         2000                              1999
                                               -------------------------------  ---------------------------
                                                               Weighted                         Weighted
                                                                Average                         Average
                                     Unit of    Notional         Market          Notional        Market
                                     Measure     Volume      Value Per Unit       Volume      Value Per Unit
                                     -------   -----------   --------------     ----------   --------------

  Hedging instruments:
    Natural Gas Futures - Long.......  MMBtu    1,630,000      $   9.46          2,700,000     $  2.34
    Natural Gas Futures - (Short) ...  MMBtu     (170,000)     $  (9.78)        (3,250,000)    $ (2.34)
    Natural Gas Swaps................  MMBtu   24,106,980      $   0.33         85,520,442     $ (0.02)
    Natural Gas Options - Long ......  MMBtu    1,790,280      $   0.53                  -         -
    Electric Forwards - (Short) .....  MWh       (139,200)     $ (33.99)                 -         -
  Trading instruments:
    Natural Gas Futures-NYMEX (Short)  MMBtu      (20,000)     $ (15.92)                 -         -
    Natural Gas Swaps................  MMBtu      (10,000)     $ (26.14)                 -         -

          3) Interest Rate Swap:

     MidAmerican   Energy   has   entered   into  a   two-year,   $162   million
fixed-to-floating interest rate swap agreement in conjunction with its $162 million, 7.375% series of medium-term notes due August 1, 2002. The floating rate of the swap is based on a three-month LIBOR rate. As of December 31, 2000, the market value of this swap was $6.5 million.

          4) New Accounting Pronouncement:

     On January 1, 2001, MidAmerican Funding adopted Statement of Financial Accounting Standards Nos. 133 and 138 (SFAS 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, MidAmerican Energy recognized $21.8 million and $4.9 million of energy-related assets and liabilities, respectively, as being subject to fair value accounting pursuant to SFAS 133/138, all of which are accounted for as hedges. Additionally, on January 1, 2001, MidAmerican Funding's portfolio of preferred stock investments was re-characterized as "trading" securities, as permitted by SFAS 133. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for MidAmerican Funding.

    The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. MidAmerican Funding believes that the ultimate resolution of those issues would not have a material impact on its financial statements.

     (J) GOODWILL:

         The Consolidated Balance Sheets include goodwill related to the MHC acquisition. Goodwill is amortized using the straight-line method over a 40-year period. Amortization expense is included in Other Nonregulated Operating Expenses in the Consolidated Statements of Income and totaled $35.4 million, $34.1 million and $0.7 million for 2000, 1999 and 1998, respectively.

     (K) DETAIL OF OTHER COMPREHENSIVE INCOME:

     Comprehensive income refers, in general, to changes in MidAmerican Funding's equity, except those resulting from transactions with MidAmerican Energy Holdings Company. The following table shows the income tax expense or benefit related to each component of other comprehensive income (in thousands):


                                                             MidAmerican Funding            MHC (Predecessor)
                                                    ---------------------------------   ---------------------------
                                                         Year         March 12, 1999    Jan. 1, 1999     Year
                                                        Ended             through          through       Ended
                                                     December 31,       December 31,      March 11,    December 31,
                                                        2000               1999            1999          1998
                                                    ---------------   ---------------   ------------   ------------

Unrealized holding gains (losses) on available-
  for-sale  securities  during period:
  Before income taxes............................     $ 3,870          $77,942          $79,236          $(14,743)
  Income tax (expense)/benefit...................      (1,355)         (27,280)         (27,733)            5,081
                                                      -------          -------          -------          --------
                                                        2,515           50,662           51,503            (9,662)
                                                      -------          -------          -------          --------

Less reclassification adjustment for realized
  gains (losses) on available-for-sale securities
  reflected in net income during period:
  Before income taxes............................      (3,958)          77,983           15,214            11,204
  Income tax (expense)/benefit...................       1,385          (27,294)          (5,325)           (3,921)
                                                       ------          -------          -------          --------
                                                       (2,573)          50,689            9,889             7,283
                                                       ------          -------          -------          --------
Minimum pension liability adjustment:
  Before income taxes............................      (4,087)               -                -                 -
  Income tax benefits............................       1,699                -                -                 -
                                                       ------          -------          -------          --------
                                                       (2,388)               -                -                 -
                                                       ------          -------          -------          --------

Other comprehensive income (loss), net...........     $ 2,700          $   (27)         $41,614          $(16,945)
                                                      =======          =======          =======          ========

(2)  LONG-TERM DEBT:

     MidAmerican Funding's sinking fund requirements and maturities of long-term debt for 2001 through 2005 are $325 million, $188 million, $105 million, $56 million and $91 million, respectively.

     MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rate shown in the Consolidated Statements of Capitalization is the weighted average interest rate as of December 31, 2000 and 1999. MidAmerican Energy maintains revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     MidAmerican Funding parent company long-term debt was issued in March 1999. Offering costs and a net gain from the unwinding of related interest rate swaps essentially lowered the weighted average stated interest rate of approximately 6.47% to a weighted average effective rate of approximately 6.22%. The net amount of the gain on the rate swap arrangements and the offering costs is being amortized using the effective interest method over the life of each of the three traunches.

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

     MidAmerican Funding may redeem any series of the Notes and Bonds in whole or in part at any time at a redemption price equal to the sum of:

     o    the greater of the following:

          (1) 100% of the principal amount of the series of the Notes or Bonds being redeemed, and

          (2) the sum of the present values of the remaining scheduled payments of principal and interest on the series of Notes or Bonds being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus (x) 15 basis points in the case of the Notes due 2009, or (y) 25 basis points in the case of the Bonds due 2029, plus

     o accrued and unpaid interest on the Notes or Bonds being redeemed to the date of redemption.

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

     Each of MidAmerican Funding's direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Funding and its other subsidiaries. It should not be assumed that any asset of any subsidiary of MidAmerican Funding will be available to satisfy the obligations of MidAmerican Funding or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican Funding, one of its subsidiaries or affiliates thereof. Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises, and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 80% of MidAmerican Energy's gross utility plant, is pledged to secure mortgage bonds.

(3)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican Energy had undivided interests at December 31, 2000, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican Energy's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican Energy's share of the expenses of these units (dollars in millions).


                                   Nuclear                             Coal fired
                                 -----------   -------------------------------------------
                                                        Council
                                 Quad Cities    Neal    Bluffs    Neal    Ottumwa   Louisa
                                    Units       Units    Unit     Unit      Unit     Unit
                                 No.1 & 2       No. 3    No. 3    No. 4    No. 1    No. 1
                                 -----------   ------   -------   -----   -------   ------

     In service date...........     1972        1975      1978     1979     1981     1983
     Utility plant in service..    $ 218       $ 143     $ 301    $ 174    $ 209    $ 540
     Accumulated depreciation..    $  93       $  89     $ 188    $ 105    $ 119    $ 287
     Unit capacity-MW (100%)...    1,529         515       675      644      708      700
     Percent ownership.........     25.0%       72.0%     79.1%    40.6%    52.0%    88.0%

(4)  COMMITMENTS AND CONTINGENCIES:

     (A) CAPITAL EXPENDITURES:

     MidAmerican Energy's construction expenditures for 2001 are estimated to be $223 million, including $13 million for Quad Cities Station nuclear fuel.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 2000 was $24 million. The estimate consists of $3 million for investigation costs, $7 million for remediation costs, $12 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Funding projects that these amounts will be paid or incurred over the next 10 years.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remedial costs is accrued. If necessary, the estimate is revised when a consent order is issued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board, and are recorded as a regulatory liability.

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

     In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the Environmental Protection Agency indicating the Environmental Protection Agency had not expressed sufficient justification for the basis of establishing the standards and ruling that the Environmental Protection Agency has exceeded its constitutionally-delegated authority in setting the standards. The Environmental Protection Agency's appeal of the court's ruling to the full panel of the United States District Court of Appeals for the District of Columbia was denied. In May 2000, the United States Supreme Court granted certiorari to review the appeals court decision. Oral arguments were heard in November 2000.

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

     (D) LONG-TERM POWER PURCHASE CONTRACT:

     Payments to the Nebraska Public Power District cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of nuclear fuel cost (including DOE disposal fees) based on energy delivered. The debt service portion is approximately $1.5 million per month for 2001 and is not contingent upon the plant being in service. In addition, MidAmerican Energy has contributed toward payment of one-half of Cooper's projected decommissioning costs based on an assumed September 2004 shutdown of Cooper.

     The debt amortization and Department of Energy enrichment plant decontamination and decommissioning component of MidAmerican Energy's payments to the Nebraska Public Power District were $15.8 million, $15.1 million and $14.4 million and the net interest component, which is included in Other Operating Expenses in the Consolidated Statements of Income, was $1.6 million, $2.5 million and $2.9 million each for the years 2000, 1999 and 1998, respectively.

     MidAmerican Energy's payments for the debt principal portion of the power purchase contract obligation and the Department of Energy enrichment plant decontamination and decommissioning payments are $16.6 million, $17.4 million, $18.3 million and zero for 2001 through 2004, respectively.

     (E) DECOMMISSIONING COSTS:

     Based on site-specific decommissioning studies that include decontamination, dismantling, site restoration, dry fuel storage cost and assumed shutdown dates, MidAmerican Energy's share of expected decommissioning costs for Cooper and Quad Cities Station, in 2000 dollars, is $277 million and $266 million, respectively. In Illinois, Cooper nuclear decommissioning costs are recovered through a rate rider on customer billings that permits annual adjustments. Quad Cities Station and Cooper decommissioning costs are reflected as base rates in Iowa tariffs.

     For purposes of developing a decommissioning funding plan for Cooper, the Nebraska Public Power District assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

     As of December 31, 2000, MidAmerican Energy's share of funds set aside in internal and external accounts for decommissioning was $128.6 million. In addition, the funding plan also assumes various funds and reserves currently held to satisfy the Nebraska Public Power District bond resolution requirements will be available for plant decommissioning, which is to begin with the assumed plant shutdown in September 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of

4.0% annually. MidAmerican Energy's expense for Cooper decommissioning was $11.5 million, $11.3 million and $7.9 million for the years 2000, 1999 and 1998, respectively, and is included in Other Operating Expenses in the Consolidated Statements of Income. Earnings from the internal account and external trust fund, which are recognized by the Nebraska Public Power District as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     External trusts have been established for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 2000, was $153.1 million and is included in Other Liabilities and a like amount is reflected in Investments and represents the fair value of the assets held in the trusts.

     MidAmerican Energy's depreciation expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million, $10.4 million, and $11.4 million for 2000, 1999 and 1998, respectively. The provision charged to expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican Energy's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 4.5% and the assumed annual return on funds in the trust is 6.9%. Earnings, net of investment fees, on the assets in the trust fund were $1.9 million, $1.9 million and $1.7 million for 2000, 1999 and 1998, respectively.

     (F) NUCLEAR INSURANCE:

     MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station and Cooper through a combination of insurance purchased by the Nebraska Public Power District (the owner and operator of Cooper) and Exelon Generation Company, LLC (the operator and joint owner of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

     The Nebraska Public Power District and Exelon Generation each purchase nuclear liability insurance for Cooper and Quad Cities Station, respectively, in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Cooper and Quad Cities Station combined is $88.1 million per incident, payable in installments not to exceed $10 million annually.

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. For Cooper, MidAmerican Energy and the Nebraska Public Power District separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican Energy and the Nebraska Public Power District are covered for their respective 50% obligation in the event of a loss totaling up to $2.75 billion. MidAmerican Energy also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican Energy, and the property coverages purchased by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $8.5 million.

     The master nuclear worker liability coverage, which is purchased by the Nebraska Public Power District and Exelon Generation for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims in nuclear-related industries.

     (G) COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     MidAmerican Energy has entered into supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2001 to 2007, require minimum payments of $64.0 million, $37.1 million, $31.8 million, $22.0 million and $22.7 million for the years 2001 through 2005, respectively, and $5.2 million for the total of the years thereafter. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs.

     MidAmerican Energy has entered into various natural gas supply and transportation contracts for its gas operations. The minimum commitments under these contracts are $61.3 million, $42.2 million, $33.0 million, $12.9 million and $12.7 million for the years 2001 through 2005, respectively, and $39.2 million for the total of the years thereafter.

     (H) OTHER COMMITMENTS AND CONTINGENCIES:

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

     During 2000, MidAmerican Funding adopted a market-related valuation of its pension assets for purposes of calculating net periodic pension costs. This change conforms MidAmerican Funding's accounting practices for pension costs to that of its parent. Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican Funding and the aforementioned affiliates for the years ended December 31 (in thousands). MidAmerican Funding was allocated 100% of the total pension and postretirement net periodic cost in 1999 and 1998. In 2000, MidAmerican Funding allocated $5.0 million of pension and $0.7 million of postretirement cost to its parent.

                                                                       Pension Cost
                                                ----------------------------------------------------------
                                                     MidAmerican Funding             MHC (Predecessor)
                                                -----------------------------   ---------------------------
                                                   Year        March 12, 1999   Jan. 1, 1999      Year
                                                   Ended          through         through        Ended
                                                December 31,    December 31,      March 11,    December 31,
                                                    2000           1999             1999          1998
                                                ------------  ---------------   ------------   ------------

     Service cost ............................     $ 16,256      $  9,854         $ 2,338      $ 11,284
     Interest cost ...........................       35,387        25,505           6,052        29,941
     Expected return on plan assets ..........      (48,132)      (37,392)         (8,873)      (42,578)
     Amortization of net transition obligation       (2,591)           --            (497)       (2,591)
     Amortization of prior service cost ......        2,885            --             274         1,871
     Amortization of prior year gain .........       (4,119)           --            (518)       (2,802)
     Curtailment loss ........................           --         4,270           1,013            --
                                                   --------      --------         -------      --------
     Net periodic (benefit) cost .............     $   (314)     $  2,237         $  (211)     $ (4,875)
                                                   ========      ========         =======      ========

                                                                     Postretirement Cost
                                                ----------------------------------------------------------
                                                      MidAmerican Funding            MHC (Predecessor)
                                                -----------------------------   ---------------------------
                                                   Year        March 12, 1999   Jan. 1, 1999      Year
                                                  Ended          through          through         Ended
                                                December 31,    December 31,      March 11,    December 31,
                                                   2000            1999             1999          1998
                                                ------------   --------------   ------------   ------------

     Service cost ............................     $  2,609      $  2,478         $   588      $  3,558
     Interest cost ...........................        8,354         6,423           1,524         9,344
     Expected return on plan assets ..........       (4,931)       (3,540)           (840)       (3,651)
     Amortization of net transition obligation        4,110            --             788         5,291
     Amortization of prior service cost ......          425            --              42           650
     Amortization of prior year gain .........         (873)           --             (35)           --
                                                   --------      --------         -------      --------
     Net periodic cost .......................     $  9,694      $  5,361         $ 2,067      $ 15,192
                                                   ========      ========         =======      ========

         The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds, and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

         Although the supplemental executive retirement plans had no assets as of December 31, 2000, MidAmerican Funding has Rabbi trusts which hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because these plans are nonqualified, the fair value of these assets is not included in the following table. The fair value of the Rabbi trust investments was $44.7 million and $37.9 million at December 31, 2000 and 1999, respectively.

     During 1999 certain participants in the supplemental executive retirement plan left MidAmerican Energy reducing the future service of active employees by 28%. As a result, a curtailment loss of $5.3 million was recognized in 1999. Additionally, termination benefits provided to the participants, totaling $3.5 million, were expensed in 1999.

     The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $82.7 million and $77.5 million, respectively, as of December 31, 2000, and $68.8 million and $65.5 million, respectively, as of December 31, 1999.

     The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

                                                             Pension Benefits        Postretirement Benefits
                                                         -----------------------     -----------------------
                                                            2000          1999          2000          1999
                                                         ---------     ---------     ---------     ---------

     Reconciliation of benefit obligation:
     Benefit obligation at beginning of year ........    $ 447,170     $ 456,475     $ 107,744     $ 120,188
     Service cost ...................................       16,256        12,192         2,609         3,066
     Interest cost ..................................       35,387        31,556         8,354         7,947
     Participant contributions ......................           74           107         2,395         1,838
     Plan amendments ................................         (132)       14,823            --         2,775
     Actuarial (gain) loss ..........................        6,007       (41,567)       20,589       (18,248)
     Curtailment ....................................           --          (705)           --            --
     Termination benefits ...........................           --         3,471            --            --
     Benefits paid ..................................      (32,413)      (29,182)       (9,869)       (9,822)
                                                         ---------     ---------     ---------     ---------
     Benefit obligation at end of year ..............      472,349       447,170       131,822       107,744
                                                         ---------     ---------     ---------     ---------

     Reconciliation of the fair value of plan assets:
     Fair value of plan assets at beginning of year .      605,059       524,508        72,622        63,093
     Employer contributions .........................        4,355         4,201        10,543        12,405
     Participant contributions ......................           74           107         2,395         1,838
     Actual return on plan assets ...................      (21,867)      105,425          (601)        5,108
     Benefits paid ..................................      (32,413)      (29,182)       (9,869)       (9,822)
                                                         ---------     ---------     ---------     ---------
     Fair value of plan assets at end of year .......      555,208       605,059        75,090        72,622
                                                         ---------     ---------     ---------     ---------

     Funded status ..................................       82,859       157,889       (56,732)      (35,122)
     Unrecognized net (gain) loss ...................     (130,423)     (101,434)        1,326       (18,943)
     Unrecognized prior service cost ................       24,962         9,540         4,689         2,776
     Unrecognized net transition obligation (asset) .       (8,566)           --        49,322            --
                                                         ---------     ---------     ---------     ---------
     Net amount recognized in the
         Consolidated Balance Sheets ................    $ (31,168)    $  65,995        (1,395)    $ (51,289)
                                                         =========     =========     =========     =========

     Amounts recognized in the Consolidated
       Balance Sheets consist of:
     Prepaid benefit cost ...........................    $  16,773     $ 108,907     $   1,493     $   1,042
     Accrued benefit liability ......................      (77,538)      (65,533)       (2,888)      (52,331)
     Intangible assets ..............................       25,510        22,621            --            --
     Accumulated other comprehensive income .........        4,087            --            --            --
                                                         ---------     ---------     ---------     ---------
     Net amount recognized ..........................    $ (31,168)    $  65,995     $  (1,395)    $ (51,289)
                                                         =========     =========     =========     =========


                                                       Pension And Postretirement
                                                                 Assumptions
                                               -----------------------------------------
                                               MidAmerican   MidAmerican        MHC
                                                 Funding       Funding     (Predecessor)
                                                  2000           1999           1998
                                               -----------   -----------   -------------

     Assumptions used were:
     Discount rate .........................      7.00%         7.75%          6.75%
     Rate of increase in compensation levels      5.00%         5.00%          5.00%
     Weighted average expected long-term
         rate of return on assets ..........      9.00%         9.00%          9.00%

     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals prior to age 65 will increase by 6.65% in 2001 and that the rate of increase thereafter will decrease to an ultimate rate of 5.5% by the year 2004. For covered individuals age 65 and older, it is assumed health care costs will increase by 5.5% annually.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 2000 would increase by $1.6 million, and the postretirement benefit obligation at December 31, 2000, would increase by $16.5 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 2000 would decrease by $1.4 million and the postretirement benefit obligation at December 31, 2000, would decrease by $15.1 million.

     MidAmerican Funding sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Funding's contributions vary depending on the plan, but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $7.4 million, $6.2 million and $5.6 million for 2000, 1999 and 1998, respectively.

(6)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                                                       MHC
                                                            MidAmerican Funding    (Predecessor)
                                                             2000        1999          1998
                                                           ---------   ---------   ------------


     Balance at year-end................................    $ 81,600   $204,000      $339,826
     Weighted average interest rate on year-end balance.        6.6%        6.3%          6.0%
     Average daily amount outstanding during the year...    $125,626   $133,792      $187,466
     Weighted average interest rate on average daily
       amount outstanding during the year...............        6.3%        5.2%          5.6%

     MidAmerican Energy has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit. As of December 31, 2000, commercial paper and bank notes totaled $81.6 million for MidAmerican Energy. MHC has a $4.0 million line of credit that was unused at December 31, 2000.

     All subsidiary long-term borrowings outstanding at December 31, 2000, are without recourse to MidAmerican Funding.

(7)  RATE MATTERS:

     Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

     The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. During 2000, MidAmerican Energy credited $14.8 million to its Iowa non-contract customers related to the return calculation for 1999, which was approved by the Iowa Utilities Board, subject to additional refund. In 2000, MidAmerican Energy accrued $21.6 million for customer credits relating to 2000 operations. This Iowa electric retail revenue sharing plan remained in effect through the year 2000. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated or a change in rates is approved by the Iowa Utilities Board pursuant to a rate proceeding.

     The pricing plan settlement agreement also precluded MidAmerican Energy from filing for increased rates prior to January 1, 2001 unless the return fell below 9%. Other parties signing the agreement were prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeded 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican Energy's Illinois electric operations. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2000 was 12.83%. Using the same 30-year Treasury Bond average, the computed level of return would be 14.33% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

(8)  DISCONTINUED OPERATIONS:

     On October 6, 1999, MHC distributed its holding in the capital stock of MidAmerican Realty to MidAmerican Energy Holdings. The MidAmerican Realty operations are the result of several acquisitions of realty companies beginning in May 1998. Refer to Note (20), "Acquisitions and Dispositions."

     Revenues and the results of operations from discontinued activities for the periods presented are shown below (in thousands). There was no gain or loss on disposal of discontinued operations in any period shown.

                                                  MidAmerican Funding             MHC (Predecessor)
                                             -----------------------------   --------------------------
                                                Year        March 12, 1999   Jan. 1, 1999      Year
                                                Ended          through         through         Ended
                                             December 31,    December 31,     March 11,     December 31,
                                                 2000             1999          1999           1998
                                             ------------   --------------   ------------   ------------

     Operating Revenues .................      $     --       $ 254,901        $ 58,047      $ 164,226
                                               ========       =========        ========      =========
     Income from Operations:
        Income (loss) before income taxes      $     --       $  19,025        $    648      $   7,251
        Income tax benefit (expense) ....                        (7,767)           (227)        (3,087)
                                               --------       ---------        --------      ---------
        Income (loss) from operations ...      $     --       $  11,258        $    421      $   4,164
                                               ========       =========        ========      =========

(9)  CONCENTRATION OF CREDIT RISK:

     MidAmerican Energy's regulated electric utility operations serve 582,000 customers in Iowa, 83,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's regulated gas utility operations serve 508,000 customers in Iowa, 65,000 customers in western Illinois, 69,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's
utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 2000, billed receivables from MidAmerican Energy's utility customers, net of receivables sold, totaled $5.3 million. As described in Note (16), billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

     MidAmerican  Energy  also  extends  unsecured  credit  to  utility  service customer, other utilities and marketers for nonregulated electric and gas transactions. Strict guidelines are established regarding the amount of unsecured credit extended to individual customers. MidAmerican Energy's credit exposure to any individual customer did not exceed 7% of the $83.6 million of related receivables outstanding at December 31, 2000.

     MidAmerican Capital has investments in preferred stocks of companies in the utility industry. As of December 31, 2000, the total carrying value of these investments was $17.4 million. MidAmerican Capital has entered into leveraged lease agreements with companies in the airline industry. As of December 31, 2000, the receivables under these agreements totaled $26.3 million.

(10)  PREFERRED SHARES:

     The $5.25 Series Preferred Shares are subject to mandatory redemption on November 1, 2003 at $100 per share. The $7.80 Series Preferred Shares have sinking fund requirements under which 66,600 shares will be redeemed at $100 per share each May 1, beginning in 2001 through May 1, 2006.

     The 7.98% Series Preferred Shares were issued by a wholly owned statutory business trust of MidAmerican Energy whose sole assets are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. The preferred shares are mandatorily redeemable. Refer to Note (15) for additional information.

     The total outstanding cumulative preferred securities of MidAmerican Energy not subject to mandatory redemption requirements may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2000, are entitled to upon involuntary bankruptcy is $181.8 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2000, total $12.9 million.

(11)  SEGMENT INFORMATION:

     MidAmerican Funding has two reportable operating segments: regulated electric and regulated gas, referred to as the electric and gas segments. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial and industrial customers, and from wholesale sales to other utilities. The gas segment derives most of its revenue from retail sales of regulated natural gas to residential, commercial and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulated agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense, and equity in the net income or loss of investees are allocated to each segment.

         The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                                       MidAmerican Funding                 MHC (Predecessor)
                                                 -------------------------------    -------------------------------
                                                     Year         March 12, 1999    Jan. 1, 1999       Year
                                                     Ended            through          through         Ended
                                                 December 31,      December 31,       March 11,      December 31,
                                                     2000             1999             1999              1998
                                                 ------------     -------------      -----------     ------------
     SEGMENT PROFIT INFORMATION
     --------------------------
     Revenues:
       Electric ...........................      $ 1,212,411       $   969,739        $ 208,963       $ 1,169,810
       Gas ................................          656,560           315,238          139,564           429,870
       Nonregulated and Other .............          461,695           148,069           34,539           176,244
                                                 -----------       -----------        ---------       -----------
         Total ............................        2,330,666         1,433,046          383,066         1,775,924
                                                 -----------       -----------        ---------       -----------

     Depreciation and amortization expense:
       Electric ...........................          165,111           128,993           34,277           156,546
       Gas ................................           27,981            22,137            5,140            25,665
       Nonregulated and Other (a) .........           37,048            31,016              454             3,086
                                                 -----------       -----------        ---------       -----------
         Total ............................          230,140           182,146           39,871           185,297
                                                 -----------       -----------        ---------       -----------

     Interest income:
       Electric ...........................           13,510             2,069              847             4,945
       Gas ................................            2,383               466              138             1,169
       Nonregulated and Other .............           10,287            15,879              526             3,148
       Intersegment Eliminations ..........             (413)             (380)            (100)               --
                                                 -----------       -----------        ---------       -----------
         Total ............................           25,767            18,034            1,411             9,262
                                                 -----------       -----------        ---------       -----------

     Interest expense:
       Electric ...........................           56,132            48,476           13,918            66,784
       Gas ................................           12,759            10,247            3,000            14,011
       Nonregulated and Other .............           50,526            41,704              906             9,418
       Intersegment Eliminations ..........             (413)             (380)            (100)               --
                                                 -----------       -----------        ---------       -----------
         Total ............................          119,004           100,047           17,724            90,213
                                                 -----------       -----------        ---------       -----------

     Income tax expense (benefit):
       Electric ...........................           98,410            76,933            9,382            75,831
       Gas ................................           13,972            (3,230)           8,435              (800)
       Nonregulated and Other .............           (6,989)           22,342            3,560             1,895
                                                 -----------       -----------        ---------       -----------
         Total ............................          105,393            96,045           21,377            76,926
                                                 -----------       -----------        ---------       -----------

     Net income (loss):
       Electric ...........................          142,972           108,206           11,878           109,539
       Gas ................................           19,227            (6,488)          13,010              (435)
       Nonregulated and Other .............          (35,415)           33,617           (7,678)           22,760
       Intersegment Eliminations ..........               --                --               --              (546)
                                                 -----------       -----------        ---------       -----------
         Total ............................          126,784           135,335           17,210           131,318
                                                 -----------       -----------        ---------       -----------

                                                                    MHC
                                      MidAmerican Funding      (Predecessor)
                                   -------------------------   -------------
                                      2000            1999         1998
                                   -----------     ---------   -------------
     SEGMENT ASSET INFORMATION
     -------------------------
     Total Assets:
         Electric .............    $3,144,923     $2,647,009    $2,897,657
         Gas ..................       631,873        683,249       672,072
         Nonregulated and Other     1,715,925      1,882,129        15,801
                                   ----------     ----------    ----------
             Total ............     5,492,721      5,212,387     3,585,530
                                   ----------     ----------    ----------

     Capital expenditures:
         Electric .............       179,033        169,261       158,596
         Gas ..................        36,694         34,314        34,758
         Nonregulated and Other         3,229         22,353        21,065
                                   ----------     ----------    ----------
             Total ............       218,956        225,928       214,419
                                   ----------     ----------    ----------

     (a) Depreciation and amortization expense related to Nonregulated and Other is included in Nonregulated, Other operating expenses on the Consolidated Statements of Income.

     Nonregulated and Other consists of MidAmerican Capital, Midwest Capital, MidAmerican Services, CBEC Railway and other nonregulated operations and MHC and corporate assets, including unallocated goodwill.

     Dividend income related to MHC common stock held by MidAmerican Capital of $0.5 for 1998 is included in Nonregulated and Other Net Income above but has been eliminated in Net Income in the Consolidated Statements of Income. In addition, a realized gain of $4.2 million from MidAmerican Capital's sale of the common stock to MHC in 1998 has also been eliminated in Net Income in the Consolidated Statements of Income.

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

     Equity securities carried at cost--Fair value is based on an estimate of MidAmerican Funding's share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from these investments.

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

     The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):

                                                               2000                        1999
                                                     ------------------------    ------------------------
                                                      Carrying       Fair          Carrying      Fair
                                                       Amount        Value          Amount       Value
                                                     ----------   -----------    ----------    ----------
     Financial Instruments Owned:
     Equity securities carried at cost.............  $   15,738    $   28,163    $   13,207    $   14,234

     Financial Instruments Issued:
     MidAmerican Energy preferred securities;
       subject to mandatory redemption.............      50,000        50,700        50,000        52,025
     MidAmerican Energy-obligated preferred
       securities; subject to mandatory redemption.     100,000        98,752       101,598        87,240

     Long-term debt, including current portion.....   1,670,636     1,631,401     1,642,476     1,564,554

     The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities at December 31 are as follows (in thousands):

                                                             2000
                                        ----------------------------------------------
                                        Amortized  Unrealized   Unrealized     Fair
                                          Cost       Gains       Losses        Value
                                        ---------  ----------   ----------    --------

     Available for sale:
       Equity securities ...........    $ 83,509    $ 34,110     $ (7,115)    $110,504
       Municipal bonds .............      27,758       1,071         (175)      28,654
       U.S. Government securities...      26,284       1,163           --       27,447
       Corporate securities ........      25,449          48       (1,025)      24,472
       Cash equivalents ............      11,150          --           --       11,150
                                        --------    --------     --------     --------
                                        $174,150    $ 36,392     $ (8,315)    $202,227
                                        ========    ========     ========     ========
     Held-to-maturity:
       Debt securities .............    $  2,077    $     --     $     --     $  2,077
                                        ========    ========     ========     ========

                                                            1999
                                       ----------------------------------------------
                                       Amortized   Unrealized   Unrealized     Fair
                                         Cost         Gains       Losses       Value
                                       ---------   ----------   ----------    --------
     Available-for-sale:
       Equity securities ...........    $122,327    $ 37,941     $ (13,530)   $146,738
       Municipal bonds .............      30,913         868          (355)     31,426
       U. S. Government securities .      14,159          78          (123)     14,114
       Corporate securities ........      26,935           5        (1,511)     25,429
       Cash equivalents ............       8,591          --            --       8,591
                                        --------    --------     ---------    --------
                                        $202,925    $ 38,892     $ (15,519)   $226,298
                                        ========    ========     =========    ========
     Held-to-maturity:
         Debt securities ...........    $  2,080    $     --     $      --    $  2,080
                                        ========    ========     =========    ========

     At December 31, 2000, the debt securities held by MidAmerican Funding had the following maturities (in thousands):

                              Available For Sale     Held To Maturity
                             --------------------   -------------------
                             Amortized     Fair     Amortized    Fair
                               Cost        Value      Cost       Value
                             ---------   --------   ---------   -------

     Within 1 year........    $ 1,722     $ 1,742    $    3     $    3
     1 through 5 years....     34,281      35,028     1,004      1,004
     5 through 10 years...      8,843       9,343     1,070      1,070
     Over 10 years........     34,645      34,460         -          -

     The proceeds and the gross realized gains and losses on the disposition of investments, determined by specific identification, held by MidAmerican Funding for the years ended December 31 are as follows (in thousands):


                                  MidAmerican Funding             MHC (Predecessor)
                             -----------------------------   ---------------------------
                                Year        March 12, 1999   Jan. 1, 1999      Year
                                Ended          through         through        Ended
                             December 31,    December 31,     March 11,     December 31,
                                2000            1999            1999           1998
                             ------------   --------------   ------------   ------------

     Proceeds from sales....   $116,119        $521,351         $95,911       $301,414
     Gross realized gains...      8,024          80,635          16,910         27,973
     Gross realized losses..    (13,141)         (4,251)         (2,186)       (14,199)

(13  INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the following periods (in thousands):

                                      MidAmerican Funding               MHC (Predecessor)
                                  ----------------------------   ---------------------------
                                      Year      March 12, 1999   Jan. 1, 1999      Year
                                     Ended          through         through        Ended
                                  December 31,   December 31,      March 11,     December 31,
                                      2000          1999             1999           1998
                                  ------------   -------------   ------------   -------------

     Current
       Federal..................   $ 97,023        $193,570        $20,630       $ 80,837
       State....................     26,735          23,877          3,016         20,736
                                   --------        --------        -------       --------
                                    123,758         217,447         23,646        101,573
                                   --------        --------        -------       --------
     Deferred
       Federal..................    (12,176)       (116,190)        (1,918)       (11,861)
       State....................       (641)             (2)           103         (5,633)
                                   --------        --------        -------       --------
                                    (12,817)       (116,192)        (1,815)       (17,494)
                                   --------        --------        -------       --------

     Investment tax credit, net.     (5,548)         (5,210)          (454)        (7,153)
                                   --------        --------        -------       --------
       Total ...................   $105,393        $ 96,045        $21,377       $ 76,926
                                   ========        ========        =======       ========

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                         2000         1999
                                                       --------     --------
     Deferred tax assets related to:
       Investment tax credits........................  $ 44,846     $ 48,427
       Cooper contract...............................         -       51,838
       Unrealized losses, net........................       682        4,684
       Pensions......................................    17,802       14,576
       Nuclear reserves and decommissioning..........    20,690       20,280
       Other.........................................     4,681        4,711
                                                       --------     ---------
                                                         88,701      144,516
                                                       --------     ---------

     Deferred tax liabilities related to:
       Depreciable property..........................   479,226      431,874
       Income taxes recoverable through future rates.   186,427      187,379
       Energy efficiency.............................     4,391       14,806
       Reacquired debt...............................    10,256       12,476
       Other.........................................        68       18,069
                                                       --------     --------
                                                        680,368      664,604
                                                       --------     ---------

     Net deferred income tax liability...............  $591,667     $520,088
                                                       ========     ========

     The following table is a reconciliation between the effective income tax rate indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the following periods:

                                                           MidAmerican Funding             MHC (Predecessor)
                                                      -----------------------------   ---------------------------
                                                         Year        March 12, 1999   Jan. 1, 1999      Year
                                                         Ended         through          through        Ended
                                                      December 31,    December 31,     March 11,     December 31,
                                                         2000            1999             1999          1998
                                                      ------------   --------------   ------------   ------------

Effective federal and state income tax rate........         43%           42%              52%           36%
Amortization of investment tax credit..............          2             2                1             3
State income tax, net of federal income tax benefit         (7)           (7)              (5)           (5)
Dividends received deduction.......................          1             1                1             2
Merger costs.......................................          -             -              (13)            -
Goodwill amortization..............................         (5)           (5)               -             -
Other..............................................          1             2               (1)           (1)
                                                            --            --               --            ---
Statutory federal income tax rate..................         35%           35%              35%           35%
                                                            ==            ==               ==            ==

(14)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                 2000      1999
                                               -------   -------

     Materials and supplies, at average cost.  $26,038   $30,195
     Coal stocks, at average cost............   21,076    26,712
     Gas in storage, at LIFO cost............   18,413    21,449
     Fuel oil, at average cost...............    2,506     1,156
     Other...................................    1,097     3,311
                                               -------   -------
       Total.................................  $69,130   $82,823
                                               =======   =======

     At December 31, 2000 prices, the current cost of gas in storage was $107.0 million.

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

(16)  SALE OF ACCOUNTS RECEIVABLE:

     In 1997 MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration of the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $114.9 million. The agreement is structured as a true sale under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on the

Consolidated Balance Sheets. At December 31, 2000, $185.8 million of accounts receivable, net of reserves, was sold under the agreement.

(17)  UNAUDITED QUARTERLY OPERATING RESULTS:

2000                                                  MidAmerican Funding
----                                 -----------------------------------------------------
                                     1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                     -----------   -----------   -----------   -----------
                                                        (In Thousands)

Operating revenues...............     $522,554      $470,133      $553,550      $784,429
Operating income.................       95,663        57,662       116,772        57,463
Income from continuing operations       36,589        16,251        52,286        21,658
Net income.......................       36,589        16,251        52,286        21,658

1999
----                                      MHC
                                     (Predecessor)               MidAmerican Funding
                                     -------------   -----------------------------------------------
                                      Jan. 1, 1999    March 12, 1999
                                        through          through
                                       March 11,         March 31,       2nd        3rd        4th
                                         1999             1999         Quarter    Quarter    Quarter
                                     -------------   ---------------   --------   -------    -------
                                                             (In Thousands)

Operating revenues.................    $383,066         $93,586        $386,103   $463,885   $489,472
Operating income...................      58,898           8,369          47,732    110,762     60,270
Income from continuing operations..      16,789             905          60,987     46,737     15,448
Income from discontinued operations         421           1,199           5,054      5,005          -
Net income.........................      17,210           2,104          66,040     51,743     15,448

     The quarterly data reflect seasonal variations common in the utility industry.

(18)  OTHER INFORMATION:

     Non-Operating Other, Net, as shown on the Consolidated Statements of Income includes the following (in thousands):

                                                MidAmerican Funding              MHC (Predecessor)
                                           -----------------------------    ---------------------------
                                               Year       March 12, 1999    Jan. 1, 1999      Year
                                              Ended           through          through        Ended
                                           December 31,   December 31,        March 11,    December 31,
                                              2000            1999              1999           1998
                                           ------------   --------------    ------------   ------------

    Gain on sale of assets, net..........   $  6,355        $ 4,687          $      -        $ 7,409
    Discount on sold receivables.........    (10,212)        (6,828)           (2,629)        (8,716)
    Subservicer fee for sold receivables.      1,905          1,167               348          1,714
    Merger costs.........................          -           (535)          (18,585)        (4,243)
    Income from equity method investments      2,123          1,882             1,505          3,765
    Special purpose fund income..........      1,253            437               128          2,088
    Corporate-owned life insurance income      9,351            731              (480)         1,537
    Litigation recoveries................          -              -             1,500              -
    Other................................        124            784                80          1,542
                                            --------        -------          --------        -------
             Total.......................   $ 10,899        $ 2,325          $(18,133)       $ 5,096
                                            ========        =======          ========        =======

                                      -81-

(19)  AFFILIATE TRANSACTIONS:

     The companies identified as affiliates are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Funding and its affiliates. MidAmerican Funding reimbursed MidAmerican Energy Holdings in the amount of $9.5 million and $5.0 million in 2000 and 1999, respectively, for its allocated share of corporate expenses. In 1999, MidAmerican Energy purchased a corporate jet from MidAmerican Energy Holdings for $14.5 million.

     MidAmerican Funding was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such expenses was $21.1 million and $7.3 million for 2000 and 1999, respectively.

     As of December 31, 2000 and 1999, MidAmerican Funding had notes receivable from MidAmerican Energy Holdings of $98.1 million and $122.6 million, respectively, included in Investments and Nonregulated Property, Net on the Consolidated Balance Sheet. Additionally, MidAmerican Funding had accounts receivable from affiliates of $29.1 million and $19.5 million as of December 31, 2000 and 1999, respectively, included in Receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $7.2 million and $7.4 million as of December 31, 2000 and 1999, respectively, which is included in Accounts Payable on the Consolidated Balance Sheets.

     MidAmerican Energy has entered into an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired generation plant currently under construction. The plant is expected to be commercially operational by June 1, 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy is required to pay monthly capacity charges once the plant becomes commercially operational. The charges are expected to be approximately $24 million annually.

(20)  ACQUISITIONS AND DISPOSITIONS:

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

INDEPENDENT AUDITORS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year ended December 31, 2000 for the Company, for the period January 1, 1999 to March 11, 1999 for MHC, Inc. (prior to its acquisition by MidAmerican Funding, LLC), and for the period March 12, 1999 to December 31, 1999 for the Company. Our audits also included the 2000 and 1999 financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedule of MHC, Inc. for the year ended December 31, 1998 were audited by other auditors whose report, dated January 22, 1999, except with respect to the third paragraph in Note (10) and related information, as to which the date is October 6, 1999, expressed an unqualified opinion on those financial statements and financial statement schedule.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2000 and 1999 consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the above-stated periods in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2000 and 1999 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Des Moines, Iowa                                    DELOITTE & TOUCHE LLP
January 18, 2001

                                                                     SCHEDULE II


                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)


   Column A                                          Column B          Column C         Column D      Column E
   --------                                          ----------  --------------------   ----------   ----------
                                                                        Additions
                                                     Balance at        ---------                     Balance at
                                                     Beginning    Charged     Other                     End
Description                                           of Year     to Income   Accounts   Deductions    of Year
-----------                                          ----------   ---------   --------   ----------   ----------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible accounts receivable:

    Year ended 2000..............................     $   469     $ 8,514     $     -    $(8,683)     $  300
                                                      =======     =======     =======    =======      ======

    Year ended 1999 (1)..........................     $   503     $ 6,785     $     -    $(6,819)     $  469
                                                      =======     =======     =======    =======      ======

    MHC (Predecessor) -

    Year ended 1998..............................     $   347     $ 7,075     $     -    $(6,919)     $  503
                                                      =======     =======     =======    =======      ======



  Reserves Not Deducted From Assets (2):

    Year ended 2000..............................     $8,982      $4,079      $     -    $(3,194)     $9,867
                                                      ======      ======      =======    =======      ======

    Year ended 1999 (1)..........................     $5,660      $2,758      $ 2,148    $(1,584)     $8,982
                                                      ======      ======      =======    =======      ======

    MHC (Predecessor) -

    Year ended 1998..............................     $6,257      $1,148      $     -    $(1,745)     $5,660
                                                      ======      ======      =======    =======      ======


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


                                                   MIDAMERICAN FUNDING, LLC
                                                   ------------------------
                                                          Registrant



Date: February 28, 2001                 By                                   *
                                           ------------------------------------
                                           (David L. Sokol)
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature               Title                         Date
         ---------               -----                         ----



                          *
     ------------------------    Chairman and Chief Executive
       (David L. Sokol)          Officer                       February 28, 2001



     /s/  Patrick J. Goodman     Vice President and
     -------------------------    Treasurer                    February 28, 2001
         (Patrick J. Goodman)



     /s/  Gregory E. Abel        Director                      February 28, 2001
     -------------------------
         (Gregory E. Abel)



     /s/  Steven A. McArthur     Director                      February 28, 2001
     -------------------------
         (Steven A. McArthur)




*By:  /s/  Steven A. McArthur    Attorney-in-Fact              February 28, 2001
   ---------------------------
          (Steven A. McArthur)

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