Form 10-K405/A
period 2000-12-31
MIDAMERICAN FUNDING LLC
filed 2001-03-06
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                AMENDMENT NO. 1

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

                            MIDAMERICAN FUNDING, LLC

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     Part I                                Page
Item 1    Business
            General Overview...............................................    3
            Financial Information About Industry Segments..................    4
            Description of Business........................................    4
              Business of MidAmerican Funding and MHC......................    4
              Business of MidAmerican Energy...............................    5
              Regulated Electric Operations ...............................    7
              Regulated Natural Gas Operations.............................   10
              Nonregulated Operations......................................   11
              Regulation...................................................   12
              Business of MidAmerican Capital..............................   17
              Business of Midwest Capital..................................   17
Item 2    Properties.......................................................   17
Item 3    Legal Proceedings................................................   19
Item 4    Submission of Matters to a Vote of Security Holders..............   20

                                     Part II
Item 5    Market for the Registrant's Common Equity and
            Related Stockholder Matters....................................   21
Item 6    Selected Financial Data..........................................   21
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   21
Item 8    Financial Statements and Supplementary Data......................   21
Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........................   21

                                    Part III
Item 10   Directors and Executive Officers of the Registrant...............   22
Item 11   Executive Compensation...........................................   23
Item 12   Security Ownership of Certain Beneficial Owners
            and Management.................................................   23
Item 13   Certain Relationships and Related Transactions...................   23

                                     Part IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..   24
Signatures ................................................................   86
Exhibit Index..............................................................   87

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
     FORM 8-K
     --------

(A)1.  FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                        Page No.
                                                                        --------

       Selected Consolidated Financial Data...........................    25
       Management's Discussion and Analysis of Financial Condition
         And Results of Operations....................................    26
       Consolidated Statements of Income
         For the Years Ended December 31, 2000, 1999, and 1998........    46
       Consolidated Statements of Comprehensive Income
         For the Years Ended December 31, 2000, 1999 and 1998.........    47
       Consolidated Balance Sheets
         As of December 31, 2000 and 1999 ............................    48
       Consolidated Statements of Cash Flows
         For the Years Ended December 31, 2000, 1999 and 1998.........    49
       Consolidated Statements of Capitalization
         As of December 31, 2000 and 1999 ............................    51
       Consolidated Statements of Retained Earnings
         For the Years Ended December 31, 2000, 1999 and 1998.........    52
       Notes to Consolidated Financial Statements.....................    53
       Independent Auditors' Reports..................................    83


(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                        Page No.
                                                                        --------
     Consolidated Valuation and Qualifying Accounts (Schedule II) ....    85

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

     See Exhibit Index on page 87.

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

         The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                                       MidAmerican Funding                 MHC (Predecessor)
                                                 -------------------------------    -------------------------------
                                                     Year         March 12, 1999    Jan. 1, 1999       Year
                                                     Ended            through          through         Ended
                                                 December 31,      December 31,       March 11,      December 31,
                                                     2000             1999             1999              1998
                                                 ------------     -------------      -----------     ------------
     SEGMENT PROFIT INFORMATION
     --------------------------
     Revenues:
       Electric ...........................      $ 1,212,411       $   969,739        $ 208,963       $ 1,169,810
       Gas ................................          656,560           315,238          139,564           429,870
       Nonregulated and Other .............          461,695           148,069           34,539           176,244
                                                 -----------       -----------        ---------       -----------
         Total ............................        2,330,666         1,433,046          383,066         1,775,924
                                                 -----------       -----------        ---------       -----------

     Depreciation and amortization expense:
       Electric ...........................          165,111           128,993           34,277           156,546
       Gas ................................           27,981            22,137            5,140            25,665
       Nonregulated and Other (a) .........           37,048            31,016              454             3,086
                                                 -----------       -----------        ---------       -----------
         Total ............................          230,140           182,146           39,871           185,297
                                                 -----------       -----------        ---------       -----------

     Interest income:
       Electric ...........................           13,510             2,069              847             4,945
       Gas ................................            2,383               466              138             1,169
       Nonregulated and Other .............           10,287            15,879              526             3,148
       Intersegment Eliminations ..........             (413)             (380)            (100)               --
                                                 -----------       -----------        ---------       -----------
         Total ............................           25,767            18,034            1,411             9,262
                                                 -----------       -----------        ---------       -----------

     Interest expense:
       Electric ...........................           56,132            48,476           13,918            66,784
       Gas ................................           12,759            10,247            3,000            14,011
       Nonregulated and Other .............           50,526            41,704              906             9,418
       Intersegment Eliminations ..........             (413)             (380)            (100)               --
                                                 -----------       -----------        ---------       -----------
         Total ............................          119,004           100,047           17,724            90,213
                                                 -----------       -----------        ---------       -----------

     Income tax expense (benefit):
       Electric ...........................           98,410            76,933            9,382            75,831
       Gas ................................           13,972            (3,230)           8,435              (800)
       Nonregulated and Other .............           (6,989)           22,342            3,560             1,895
                                                 -----------       -----------        ---------       -----------
         Total ............................          105,393            96,045           21,377            76,926
                                                 -----------       -----------        ---------       -----------

     Net income (loss):
       Electric ...........................          142,972           108,206           11,878           109,539
       Gas ................................           19,227            (6,488)          13,010              (435)
       Nonregulated and Other .............          (35,415)           33,617           (7,678)           22,760
       Intersegment Eliminations ..........               --                --               --              (546)
                                                 -----------       -----------        ---------       -----------
         Total ............................          126,784           135,335           17,210           131,318
                                                 -----------       -----------        ---------       -----------

                                                                    MHC
                                      MidAmerican Funding      (Predecessor)
                                   -------------------------   -------------
                                      2000            1999         1998
                                   -----------     ---------   -------------
     SEGMENT ASSET INFORMATION
     -------------------------
     Total Assets:
         Electric .............    $3,144,923     $2,647,009    $2,891,646
         Gas ..................       631,873        683,249       670,862
         Nonregulated and Other     1,715,925      1,882,129       681,828
                                   ----------     ----------    ----------
             Total ............     5,492,721      5,212,387     4,244,336
                                   ----------     ----------    ----------

     Capital expenditures:
         Electric .............       179,033        169,261       158,596
         Gas ..................        36,694         34,314        34,758
         Nonregulated and Other         3,229         22,353        45,466
                                   ----------     ----------    ----------
             Total ............       218,956        225,928       238,820
                                   ----------     ----------    ----------

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


/s/  Deloitte & Touche LLP

Des Moines, Iowa
January 18, 2001

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Managers and Member
MidAmerican Funding, LLC

In our opinion, the accompanying consolidated statements of income, comprehensive income, retained earnings and cash flows for the year ended December 31, 1998, present fairly, in all material respects, the results of operations and cash flows of MHC Inc. (formerly MidAmerican Energy Holdings Company) and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the year ended December 31, 1998, listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the year ended December 31, 1998. These financial statements and financial statement schedule information are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule information based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of MHC Inc. for any period subsequent to December 31, 1998.



/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri
January 22, 1999, except with respect to the first paragraph in Note (8) and related information, as to which the date is October 6, 1999.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MIDAMERICAN FUNDING, LLC
                                                   ------------------------
                                                          Registrant



Date: March 6, 2001                 By                                       *
                                           ------------------------------------
                                           (David L. Sokol)
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

         Signature               Title                         Date
         ---------               -----                         ----



                          *
     ------------------------    Chairman and Chief Executive
       (David L. Sokol)          Officer                       March 6, 2001



     /s/  Patrick J. Goodman     Vice President and
     -------------------------    Treasurer                    March 6, 2001
         (Patrick J. Goodman)



     /s/  Gregory E. Abel        Director                      March 6, 2001
     -------------------------
         (Gregory E. Abel)



     /s/  Steven A. McArthur     Director                      March 6, 2001
     -------------------------
         (Steven A. McArthur)




*By:  /s/  Steven A. McArthur    Attorney-in-Fact              March 6, 2001
   ---------------------------
          (Steven A. McArthur)

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