Form 10-Q
period 2001-03-31
MIDAMERICAN FUNDING LLC
filed 2001-05-14
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended MARCH 31, 2001
                                                --------------

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



Securities registered pursuant to Section 12(g) of the Act:  None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of April 30, 2001.

                            MIDAMERICAN FUNDING, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION              PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Report..................................  3
         Consolidated Statements of Income................................  4
         Consolidated Balance Sheets......................................  5
         Consolidated Statements of Cash Flows............................  6
         Notes to Consolidated Financial Statements.......................  7

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................. 13

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ............................................... 23

ITEM 6.  Exhibits and Reports on Form 8-K................................. 24

Signatures................................................................ 25

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the Company) as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of MidAmerican Funding, LLC and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Des Moines, Iowa
April 18, 2001

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                              ---------------------
                                                 2001        2000
                                              ---------   ---------

OPERATING REVENUES
Regulated electric ........................   $ 294,390    $ 278,463
Regulated gas .............................     366,858      179,902
Nonregulated ..............................     228,309       64,189
                                              ---------    ---------
                                                889,557      522,554
                                              ---------    ---------
OPERATING EXPENSES
Regulated:
   Cost of fuel, energy and capacity ......      65,800       57,360
   Cost of gas sold .......................     292,450      111,497
   Other operating expenses ...............      96,452       96,520
   Maintenance ............................      27,790       24,739
   Depreciation and amortization ..........      50,810       44,343
   Property and other taxes ...............      17,274       19,299
                                              ---------    ---------
                                                550,576      353,758
                                              ---------    ---------
Nonregulated:
   Cost of sales ..........................     219,476       55,651
   Other ..................................      15,080       17,482
                                              ---------    ---------
                                                234,556       73,133
                                              ---------    ---------
   Total operating expenses ...............     785,132      426,891
                                              ---------    ---------

OPERATING INCOME ..........................     104,425       95,663
                                              ---------    ---------

NON-OPERATING INCOME
Interest income ...........................       6,037        3,816
Dividend income ...........................         738        1,113
Marketable securities gains and losses, net      (2,238)       1,336
Other, net ................................      (3,782)        (542)
                                              ---------    ---------
                                                    755        5,723
                                              ---------    ---------
FIXED CHARGES
Interest on long-term debt ................      27,311       27,248
Other interest expense ....................       1,183        2,974
Preferred dividends of subsidiaries .......       3,295        3,234
Allowance for borrowed funds ..............        (492)        (379)
                                              ---------    ---------
                                                 31,297       33,077
                                              ---------    ---------

INCOME BEFORE INCOME TAXES ................      73,883       68,309
INCOME TAXES ..............................      34,571       31,720
                                              ---------    ---------
NET INCOME ................................   $  39,312    $  36,589
                                              =========    =========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          AS OF
                                                                                 -------------------------
                                                                                  MARCH 31,   DECEMBER 31,
                                                                                    2001          2000
                                                                                 -----------  ------------
                                                                                 (UNAUDITED)


ASSETS
UTILITY PLANT
Electric .....................................................................   $4,489,092   $4,471,839
Gas ..........................................................................      837,033      831,203
                                                                                 ----------   ----------
                                                                                  5,326,125    5,303,042
Less accumulated depreciation and amortization ...............................    2,728,440    2,680,420
                                                                                 ----------   ----------
                                                                                  2,597,685    2,622,622
Construction work in progress ................................................       38,362       38,584
                                                                                 ----------   ----------
                                                                                  2,636,047    2,661,206
POWER PURCHASE CONTRACT ......................................................       80,335       82,231
                                                                                 ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ....................................................       12,068       10,018
Marketable securities, trading ...............................................       49,645            -
Receivables ..................................................................      400,446      527,078
Inventories ..................................................................       23,902       69,130
Prepaid taxes ................................................................       23,956       22,889
Other ........................................................................       13,204       14,218
                                                                                 ----------   ----------
                                                                                    523,221      643,333
                                                                                 ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...................................      524,205      502,167
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET .......................    1,304,956    1,313,558
OTHER ASSETS .................................................................      287,459      290,226
                                                                                 ----------   ----------
TOTAL ASSETS .................................................................   $5,356,223   $5,492,721
                                                                                 ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity ..............................................................   $1,914,620   $1,874,787
MidAmerican Energy preferred securities, not subject to
  mandatory redemption .......................................................       31,759       31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities ....................................       50,000       50,000
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures .........      100,000      100,000
Long-term debt (excluding current portion) ...................................    1,545,520    1,345,703
                                                                                 ----------   ----------
                                                                                  3,641,899    3,402,249
                                                                                 ----------   ----------
CURRENT LIABILITIES
Notes payable ................................................................       45,600       81,600
Current portion of long-term debt ............................................      124,893      324,933
Current portion of power purchase contract ...................................       16,554       16,554
Accounts payable .............................................................      268,519      405,887
Taxes accrued ................................................................      139,693      131,378
Interest accrued .............................................................       17,953       27,955
Other ........................................................................       38,381       37,853
                                                                                 ----------   ----------
                                                                                    651,593    1,026,160
                                                                                 ----------   ----------
OTHER LIABILITIES
Power purchase contract ......................................................       35,728       35,728
Deferred income taxes ........................................................      587,061      591,667
Investment tax credit ........................................................       64,247       66,209
Other ........................................................................      375,695      370,708
                                                                                 ----------   ----------
                                                                                  1,062,731    1,064,312
                                                                                 ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES .........................................   $5,356,223   $5,492,721
                                                                                 ==========   ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              ----------------------
                                                                 2001         2000
                                                              ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................   $  39,312    $  36,589
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ...........................      59,812       54,423
  Deferred income taxes and investment tax credit, net ....      (6,793)        (157)
  Amortization of other assets and liabilities ............      12,422        5,015
  Gain on sale of securities, assets and other investments.      (1,386)      (1,461)
  Cash inflows of accounts receivable securitization ......           -       12,877
  Impact of changes in working capital ....................      35,172       69,247
  Other ...................................................       1,443         (576)
                                                              ---------    ---------
    Net cash provided .....................................     139,982      175,957
                                                              ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .........................     (26,805)     (28,988)
Quad Cities Generating Station decommissioning
  trust fund ..............................................      (2,075)      (2,075)
Nonregulated capital expenditures .........................      (1,103)        (687)
Purchase of assets and long-term investments ..............        (146)      (2,571)
Purchase of available-for-sale securities .................           -       (7,806)
Proceeds from sale of available-for-sale securities .......           -       11,643
Proceeds from sale of assets and other investments ........          22          264
Notes receivable from affiliate ...........................     (68,429)     (31,300)
Other investing activities, net ...........................      (1,506)      (1,443)
                                                              ---------    ---------
  Net cash used ...........................................    (100,042)     (62,963)
                                                              ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net of issuance costs .........     198,150            -
Retirement of long-term debt, including reacquisition cost     (200,040)    (110,142)
Net increase (decrease) in notes payable ..................     (36,000)      (3,452)
                                                              ---------    ---------
  Net cash used ...........................................     (37,890)    (113,594)
                                                              ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......       2,050         (600)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........      10,018        6,235
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $  12,068    $   5,635
                                                              =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .................   $  36,918    $  40,783
                                                              =========    =========
Income taxes paid .........................................   $  12,232    $  15,182
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

     MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of March 31, 2001 was $25 million. The estimate consists of $3 million for investigation costs, $8 million for remediation costs, $12 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

     On February 27, 2001, the Supreme Court, in Whitman v. American Trucking Associations, upheld the standards, ruling that the Environmental Protection Agency did not exceed its constitutional delegation of authority in establishing the standards in 1997. The court ruled that the Clean Air Act's requirement for the Environmental Protection Agency to establish National Ambient Air Quality

Standards at a level "requisite" to protect public health, or "sufficient, but not more than necessary", is within the constitutional scope of discretion that Congress can delegate to a federal agency. The court also explicitly held that cost cannot be taken into account when setting the standards. The court remanded the issue of implementation of the ozone standard. However, the Environmental Protection Agency is moving forward with analyzing existing monitored data and determining attainment status.

     The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy's fossil fuel generating stations may be subject to emission reductions if the stations are located in nonattainment areas. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its fossil fuel generating stations or decrease the number of hours during which these stations operate. The degree to which MidAmerican Energy may be required to install control equipment or decrease operating hours under a nonattainment scenario will be determined by the state's assessment of MidAmerican Energy's relative contribution, along with other emission sources, to the nonattainment status. The installation of control equipment would result in increased costs to MidAmerican Energy. A decrease in the number of hours during which the affected stations operate would decrease the revenues of MidAmerican Energy.

C.  RATE MATTERS:

     A pricing plan settlement agreement entered into in 1997 among MidAmerican Energy, the Office of Consumer Advocate and other parties pursuant to a rate proceeding before the Iowa Utilities Board establishing MidAmerican Energy's Iowa retail electric rates, expired on December 31, 2000. With limited exceptions, the pricing plan settlement agreement precluded MidAmerican Energy from seeking an increase in these rates and the other parties, including the Office of Consumer Advocate, from seeking a decrease in rates prior to January 1, 2001. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated by the parties or a change in rates is established pursuant to a rate proceeding, both of which are subject to approval by the Iowa Utilities Board.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. This filing is being contested by MidAmerican Energy and, under Iowa law, the Iowa Utilities Board must rule on the petition within ten months from March 14, 2001. The Iowa Utilities Board has established a procedural schedule that sets a hearing date of September 24, 2001. Iowa law provides that the rates collected after the filing of the petition are subject to refund with interest if they exceed rates finally approved by the Iowa Utilities Board.

     Under an Illinois restructuring law enacted in 1997, a sharing mechanism is in place for MidAmerican Energy's Illinois regulated retail electric operations whereby earnings above a computed threshold will be shared equally between customers and shareholders. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2000 was 12.83%. Using the same 30-year Treasury Bond average, the computed level of return would be 14.33% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

D.  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

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

E.  DERIVATIVE FINANCIAL INSTRUMENTS:

     In January 2001 MidAmerican Energy adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, pertaining to the accounting for derivative instruments and hedging activities. These pronouncements require that derivative instruments be recorded at fair value on the balance sheet and changes in fair value recognized in income. To the extent that derivative instruments are used for hedging purposes, and are highly effective as hedges, hedge accounting is permitted, as discussed below, which mitigates the impact on earnings of changes in the fair value of the derivatives.

     MidAmerican Energy uses a variety of derivative financial instruments to hedge the effect of price changes on cash flows from expected future physical transactions (cash flow hedges) and the fair value of physical purchase and sale commitments (fair value hedges) and to minimize price volatility for regulated gas purchases. The objective of MidAmerican Energy's hedging program is to minimize the impact of changing prices for natural gas and electricity on its cash flows. Instruments used for gas hedging transactions include futures contracts, swaps and options. Instruments used for electric hedging transactions include forward contracts and options. Small volumes of derivative financial instruments are traded from time to time to profit from price arbitrage opportunities.

     Unrealized gains and losses on cash flow hedges of future transactions are recorded in other comprehensive income. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Future transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged future transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recorded in Cost of Gas Sold, Nonregulated Cost of Sales, or Nonregulated Operating Revenues, depending upon the nature of the physical transaction being hedged.

     For the quarter ended March 31, 2001, $33,000 of net gains were realized from the ineffectiveness of cash flow hedges. During the twelve months beginning April 1, 2001, it is anticipated that all of the net unrealized gains (losses) on cash flow hedges presently recorded as accumulated other comprehensive income will be reclassified into earnings.

     Unrealized gains and losses on fair value hedges are recognized in income as either Nonregulated Operating Revenues, Nonregulated Cost of Sales, or Cost of Gas Sold depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. A net pre-tax gain of $69,000, representing the ineffectiveness of fair value hedges, is included in Nonregulated Cost of Sales.

     Unrealized gains and losses on derivatives held for trading purposes are recognized in income each reporting period as Nonregulated Operating Revenues.

     As of March 31, 2001, the following instruments were held as hedges:

                                      Notional   Unit of       Fair Value
                                       Amount    Measure    Asset (Liability)
                                       ------    -------    -----------------

Natural Gas Futures - Net Short        240,000      MMBtu       $2,456,840
Natural Gas Swaps                      895,607      MMBtu          528,478
Electricity Forward
   Contracts - Net Short               120,800        MWh         (925,600)

     A $1/MMBtu increase in the price of natural gas would increase the fair value of the natural gas instruments by $1.1 million. A $5/MWh increase in electricity would decrease the fair value of the electricity forward contracts by $0.6 million.

     On  January  1,  2001,  as  permitted  by  FAS  133,   MidAmerican  Funding
re-characterized its portfolio of preferred stock investments as "trading" securities. Accordingly, any changes in value in the portfolio, or in the derivatives used to hedge their exposure to changes in interest rates, are recorded in net income. This change in classification resulted in a pre-tax loss of $2.4 million.

F.  SEGMENT INFORMATION:

     MidAmerican Funding has two reportable operating segments: regulated electric and regulated gas, referred to as the electric and gas segments. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The gas segment derives most of its revenue from retail sales of natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The  following  table  provides   MidAmerican  Funding  information  on  an
operating segment basis (in thousands):

                                      Three Months
                                     Ended March 31,
                                 ----------------------
                                    2001         2000
                                 ---------    ---------

Revenues
    Electric .................   $ 294,390    $ 278,463
    Gas ......................     366,858      179,902
    Nonregulated and other (a)     228,309       64,189
                                 ---------    ---------
                                 $ 889,557    $ 522,554
                                 =========    =========
Net Income:
    Electric .................   $  34,435    $  27,771
    Gas ......................      17,875       14,838
    Nonregulated and other (a)     (12,998)      (6,020)
                                 ---------    ---------
                                 $  39,312    $  36,589
                                 =========    =========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

F.  OTHER COMPREHENSIVE INCOME:

     For the three months ended March 31, 2001 and 2000, MidAmerican Funding's total comprehensive income was $39.8 million and $34.1 million, respectively. The differences from Net Income are due to unrealized holding gains and losses of marketable securities during the periods and, beginning January 1, 2001, the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Accumulated other comprehensive income was $3.2 million and $2.7 million as of March 31, 2001, and December 31, 2000, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Funding, LLC is an Iowa limited liability company formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc. MHC's principal subsidiary is MidAmerican Energy, a public utility with electric and gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc. and MidAmerican Services Company.

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

                              RESULTS OF OPERATIONS
                              ---------------------
REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                              Three Months
                                            Ended March 31,
                                            ---------------
                                             2001    2000
                                             ----    ----
                                             (In millions)
        Operating revenues ...............   $294    $278
        Cost of fuel, energy and capacity.     66      57
                                             ----    ----
          Electric gross margin ..........   $228    $221
                                             ====    ====

     Electric gross margin for the first quarter of 2001 increased $7 million compared to the first quarter of 2000. Temperatures during the three months ended March 31, 2001, were colder than temperatures in the first quarter of 2000, resulting in a $9 million increase in electric margin. Other usage factors not dependent on weather decreased electric margin by $7.3 million compared to the first quarter of 2000. In total, retail sales of electricity increased 2.0% for the three months ended March 31, 2001.

     MidAmerican Energy's margins on wholesale sales, net of a reserve for revenue sharing, increased $3.3 million compared to the first quarter of 2000. Sales volumes for wholesale sales increased 20.2% for the three months ended March 31, 2001, relative to the comparable period in 2000. Wholesale sales are the sales of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system. Additionally, electric revenues for the three months ended March 31, 2001, reflect a gain of $3.2 million on the sale of emission allowances.

     Regulated Gas Gross Margin -

                                    Three Months
                                   Ended March 31,
                                   ---------------
                                   2001      2000
                                   ----      ----
                                    (In millions)

     Operating revenues.......     $367      $180
     Cost of gas sold.........      292       111
                                   ----      ----
       Gas gross margin.......     $ 75      $ 69
                                   ====      ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the three-month period ended March 31, 2001, compared to the same period in 2000, increased revenues and cost of gas sold by approximately $160 million.

     Temperatures during the three months ended March 31, 2001, were colder than temperatures in the first quarter of 2000, resulting in a $7 million increase in gas gross margin. Other rate and usage factors decreased gross margin by $0.4 million compared to the first quarter of 2000.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses were relatively unchanged for the first quarter of 2001 compared to the first quarter of 2000. An increase in Cooper Nuclear Station costs resulted in a $4.7 million increase to other operating expenses. The increase was offset by reductions in health care and other benefit costs, energy efficiency program costs, Quad Cities Station operating expenses, information technology expenses and assessments from utility regulatory agencies.

     Maintenance  expenses  increased  $3.1  million for the three  months ended
March 31, 2001, compared to the 2000 period due principally to increased electric and gas distribution expenses.

     Depreciation and amortization expense increased $6.5 million compared to the first quarter of 2000 due principally to the increase in utility plant and an increase in depreciation rates implemented in 2001.

     Property and other taxes decreased $2.0 million for the three months ended March 31, 2001, compared to the 2000 period due to a decrease in Iowa property taxes and an adjustment to payroll taxes in the first quarter of 2001.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gross Margin -

                                     Three Months
                                    Ended March 31,
                                    ---------------
                                     2001     2000
                                     ----     ----
                                     (In millions)
     Operating revenues...........   $228     $ 64
     Cost of sales................    219       56
                                     ----     ----
       Gross margin...............   $  9     $  8
                                     ====     ====

     Nonregulated   revenues  and  cost  of  sales  consist   substantially   of
nonregulated natural gas marketing operations. Revenues from nonregulated natural gas marketing operations increased $168.5 million compared to the first quarter of 2000 to $216.3 million for the first quarter of 2001. An increase in the average price per unit sold, reflective of a 166% increase in the average cost of gas, accounted for $132.4 million of the increase in revenues. Sales volumes increased 13 million MMBtus (76%) resulting in a $36.1 million increase in revenues. Cost of sales increased $167.7 million to $213.5 million for the three months ended March 31, 2001, due to the increases in the per-unit cost of gas sold and sales volumes. Gross margin for the nonregulated natural gas operations increased $0.8 million to $2.9 million for the first quarter of 2001. The improvement in gross margin reflects an increase in margin per unit and sales volumes.

     Nonregulated revenues for the first quarter of 2001 include $3.6 million from MidAmerican Energy's market access service project compared to $4.2 million in the first quarter of 2000. The pilot project allows larger Iowa customers that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales decreased $1.3 million to $3.3 million related to the market access service project.

     As of December 31, 2000, all non-residential customers in Illinois have been allowed to select their electric power supplier. For the three months ended March 31, 2001, compared to the three months ended March 31, 2000, related revenues increased $2.1 million to $3.6 million, and related cost of sales increased $0.4 million to $1.9 million, resulting in a $1.7 million increase in gross margin.

     MidAmerican Energy's nonregulated revenues in the first three months of 2000 include $1.0 million of pre-tax income from an award for successful performance under an incentive gas procurement program. A similar award was not recorded in the 2001 period.

     The first quarter of 2000 also includes $4.4 million of revenues and $2.6 million of cost of sales from the security system operations sold in April 2000.

     Nonregulated Operating Expenses: Other -

     Nonregulated other operating expenses decreased $2.4 million for the three months ended March 31, 2001, due to the first quarter of 2000 including $1.7 million in costs related to the security system operations sold in April 2000. An increase in costs related to MidAmerican Energy's nonregulated distribution services partially offset the comparative decrease. Amortization of MidAmerican Funding goodwill decreased $0.9 million to $8.6 million for the first quarter of 2001.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     The increase in interest income was due principally to a $2.5 million increase in interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The increase in the note receivable is a result of the increased balance in receivables sold. Dividend income decreased due to partial liquidation of the preferred stock investment portfolio in the past twelve months.

     Marketable Securities Gains and Losses, Net -

     Net gains on marketable securities decreased $3.6 million to a net loss of $2.2 million for the first quarter of 2001 compared to the first quarter of 2000. The first quarter of 2001 includes a $2.4 million pre-tax loss related to the re-characterization of marketable securities to "trading" as allowed by Statement of Financial Accounting Standards No. 133. The first quarter of 2000 reflects a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding. The decreases were offset partially by an increase in net gains on marketable securities in the first quarter of 2001 compared to the 2000 quarter.

     Other, Net -

     Other, Net, which includes a number of non-operating income and deduction items, reduced Non-operating Income by $3.8 million and $0.5 million in the three months ended March 31, 2001 and 2000, respectively. Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $5.5 million and $2.1 million in the first quarter of 2001 and 2000, respectively. Other, Net for the first quarter of 2001 also reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars. Income from MidAmerican Capital's equity investments decreased $0.8 million compared to the first quarter of 2000.

     Fixed Charges -

     The increase in interest on long-term debt was due to interest on $162 million of MidAmerican Energy medium-term notes issued in July 2000, net of the impact of maturities in 2000 of MidAmerican Energy and MidAmerican Capital long-term debt. MidAmerican Funding also retired and refunded $200 million in long-term debt in the first quarter of 2001, resulting in a net decrease to interest expense.

     Other interest expense decreased compared to the first quarter of 2000 due principally to a reduction in short-term debt outstanding at MidAmerican Energy.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Funding has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided from operating activities was $140 million and $176 million for the three months ended March 31, 2001 and 2000, respectively.

     INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction
expenditures.   For  the  first  three  months  of  2001,  utility  construction expenditures totaled $27 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

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

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2001 through 2005 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 55% of the trusts' funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station is reflected in depreciation expense in the Consolidated Statements of Income.

     Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $55 million for Cooper decommissioning during the period 2001 through 2004. Amounts related to Cooper decommissioning are reflected in Other Operating Expenses in the Consolidated Statements of Income. The funds that were previously provided to Nebraska Public Power District, with the understanding that Cooper will be shut down in September 2004, are invested predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 30% of the funds are invested in domestic corporate debt. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to
Part II, Item 1. Legal Proceedings, for further discussion of the litigation.

     Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

     Investments -

     MidAmerican Capital re-characterized its marketable securities as "trading" securities in January 2001. Accordingly, changes in those investments are reflected in working capital in the Consolidated Statements of Cash Flows, instead of in purchases or proceeds from available-for-sale securities.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

     Issuance of MidAmerican Funding Debt -

     On March 1, 2001, MidAmerican Funding retired $200 million of 5.85% Senior Secured Notes due 2001. On March 19, 2001, MidAmerican Funding issued $200 million of 6.75% Senior Secured Notes due March 1, 2011.

     MidAmerican Energy Debt Authorizations and Credit Facilities -

     MidAmerican Energy currently has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit.

     MidAmerican Energy has on file with the Securities and Exchange commission a registration statement for $500 million in various forms of senior and subordinated, unsecured long-term debt and preferred securities.

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

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of March 31, 2001, the revolving cash balance was $70 million and the amount outstanding under the subordinated note was

$213.0 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of March 31, 2001, $284.8 million of accounts receivable, net of reserves, was sold under the agreement.

     Other Financing Information -

     As of March 31, 2001, MHC had a $4 million line of credit to provide for short-term financing needs, all of which was unused.

     As of March 31, 2001, MidAmerican Capital had unsecured revolving credit facilities in the amount of $6 million, under which no debt was outstanding. MidAmerican Capital has $46.7 million of long-term debt outstanding at March 31, 2001, all of which matures annually through 2002.

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

     The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. The wholesale market has also increased in price volatility. As this market matures, volatility may decline.

     With the elimination of the energy adjustment clause in Iowa, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

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

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of March 31, 2001, MidAmerican Funding had $221.8 million of regulatory assets, net of regulatory liabilities, on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of March 31, 2001, included $16.0 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. These costs are being collected from customers based on projected annual expenditures of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery.

     Rate Matters: Electric -

     A pricing plan settlement agreement entered into in 1997 among MidAmerican Energy, the Office of Consumer Advocate and other parties pursuant to a rate proceeding before the Iowa Utilities Board establishing MidAmerican Energy's Iowa retail electric rates, expired on December 31, 2000. With limited exceptions, the pricing plan settlement agreement precluded MidAmerican Energy from seeking an increase in these rates and the other parties, including the Office of Consumer Advocate, from seeking a decrease in rates prior to January 1, 2001. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated by the parties or a change in rates is established pursuant to a rate proceeding, both of which are subject to approval by the Iowa Utilities Board. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. This filing is being contested by MidAmerican Energy and, under Iowa law, the Iowa Utilities Board must rule on the petition within ten months from March 14, 2001. The Iowa Utilities Board has established a procedural schedule that sets a hearing date of September 24, 2001. Iowa law provides that the rates collected after the filing of the petition may be subject to refund with interest if they exceed rates finally approved by the Iowa Utilities Board.

     Under the pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeded 12%, then earnings above the 12% level were to be shared equally between customers and MidAmerican Energy. If the return exceeded 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level were to be used for accelerated recovery of certain regulatory assets. In the first quarter of 2001, MidAmerican Energy credited $21.6 million to its Iowa non-contract customers related to the return calculation for 2000, which was approved by the Iowa Utilities Board, subject to additional refund.

     MidAmerican Energy has negotiated individual electric contracts with some of its commercial and industrial customers in Iowa. The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of March 31, 2001, was $25 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. On February 27, 2001, the United States Supreme Court upheld the standards, ruling that the EPA did not exceed its constitutional delegation of authority in establishing the standards in 1997. The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy could incur increased costs and a decrease in revenues if its generating stations are located in nonattainment areas. Refer to Note B(2) of Notes to Consolidated Financial Statements for further discussion of this issue.

     Generating Capability -

     MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool. Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy was able to maintain its capacity reserve requirement during the 2000 cooling season and was not adversely affected by the seasonal high prices in the wholesale market.

     MidAmerican Energy believes it has adequate electric capacity reserve through 2004 and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

ACCOUNTING ISSUES

     In January 2001 MidAmerican Funding adopted SFAS Nos. 133 and 138, pertaining to accounting for derivative instruments and hedging activities. These pronouncements require that derivative instruments be recorded at fair value on the balance sheet and changes in fair value recognized in income. The Financial Accounting Standards Board's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivatives Implementation Group and the FASB. MidAmerican Energy is monitoring the issues being reviewed by the Derivatives Implementation Group and the FASB to determine what, if any, impact they may have on MidAmerican Energy's financial statements.

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

     Refer to Note E in Notes to Consolidated Financial Statements for further discussion of derivatives used to hedge price risk. MidAmerican Funding's exposure to interest rate risk did not change materially from December 31, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     MidAmerican Funding and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information on MidAmerican Energy's environmental matters, reference is made to Note B of Notes to Consolidated Financial Statements.

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

     MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy issues one and five in the second paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims. It is not likely that a trial will occur prior to fall of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)      EXHIBITS

         None

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







Date  May 11, 2001                             /s/  Patrick J. Goodman
    --------------                             ----------------------------
                                                    Patrick J. Goodman
                                               Vice President and Treasurer