Form 10-Q
period 2001-06-30
MIDAMERICAN FUNDING LLC
filed 2001-08-13
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

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

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of July 31, 2001.

                            MIDAMERICAN FUNDING, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                     PART I. FINANCIAL INFORMATION                    PAGE NO.

ITEM 1.  Financial Statements

         Independent Accountants' Report..............................     3
         Consolidated Statements of Income............................     4
         Consolidated Balance Sheets..................................     5
         Consolidated Statements of Cash Flows........................     6
         Notes to Consolidated Financial Statements...................     7

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............    13

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ...........................................    26

ITEM 6.  Exhibits and Reports on Form 8-K.............................    28

Signatures............................................................    29

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the Company) as of June 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Des Moines, Iowa
July 20, 2001

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      THREE MONTHS                   SIX MONTHS
                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                               --------------------------    --------------------------
                                                  2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------

OPERATING REVENUES
Regulated electric .........................   $   305,800    $   281,973    $   600,190    $   560,436
Regulated gas ..............................        87,297         98,153        454,155        278,055
Nonregulated ...............................       207,284         90,007        435,593        154,196
                                               -----------    -----------    -----------    -----------
                                                   600,381        470,133      1,489,938        992,687
                                               -----------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ........        60,406         56,451        126,206        113,811
  Cost of gas sold .........................        52,735         61,055        345,185        172,552
  Other operating expenses .................       104,201         97,375        200,653        193,895
  Maintenance ..............................        31,156         29,938         58,946         54,677
  Depreciation and amortization ............        50,645         49,140        101,455         93,483
  Property and other taxes .................        18,543         19,110         35,817         38,409
                                               -----------    -----------    -----------    -----------
                                                   317,686        313,069        868,262        666,827
                                               -----------    -----------    -----------    -----------
Nonregulated:
  Cost of sales ............................       198,792         83,861        418,268        139,512
  Other ....................................        15,229         15,541         30,309         33,023
                                               -----------    -----------    -----------    -----------
                                                   214,021         99,402        448,577        172,535
                                               -----------    -----------    -----------    -----------
  Total operating expenses .................       531,707        412,471      1,316,839        839,362
                                               -----------    -----------    -----------    -----------

OPERATING INCOME ...........................        68,674         57,662        173,099        153,325
                                               -----------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest income ............................         6,176          3,810         12,213          7,626
Dividend income ............................           685          1,075          1,423          2,188
Marketable securities gains and losses, net            962         (2,665)        (1,276)        (1,329)
Other, net .................................           647          6,546         (3,135)         6,004
                                               -----------    -----------    -----------    -----------
                                                     8,470          8,766          9,225         14,489
                                               -----------    -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt .................        28,104         25,985         55,415         53,233
Other interest expense .....................         2,585          4,432          3,768          7,406
Preferred dividends of subsidiaries ........         3,263          3,295          6,558          6,529
Allowance for borrowed funds ...............          (261)          (374)          (753)          (753)
                                               -----------    -----------    -----------    -----------
                                                    33,691         33,338         64,988         66,415
                                               -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES .................        43,453         33,090        117,336        101,399
INCOME TAXES ...............................        21,699         16,839         56,270         48,559
                                               -----------    -----------    -----------    -----------
NET INCOME .................................   $    21,754    $    16,251    $    61,066    $    52,840
                                               ===========    ===========    ===========    ===========

        The accompanying notes are a n integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  AS OF
                                                                         -------------------------
                                                                           JUNE 30,   DECEMBER 31,
                                                                             2001         2000
                                                                         -----------  ------------
                                                                         (UNAUDITED)

ASSETS
UTILITY PLANT
Electric ..............................................................   $4,521,507    $4,471,839
Gas ...................................................................      842,534       831,203
                                                                          ----------    ----------
                                                                           5,364,041     5,303,042
Less accumulated depreciation and amortization ........................    2,775,637     2,680,420
                                                                          ----------    ----------
                                                                           2,588,404     2,622,622
Construction work in progress .........................................       41,909        38,584
                                                                          ----------    ----------
                                                                           2,630,313     2,661,206
                                                                          ----------    ----------
POWER PURCHASE CONTRACT ...............................................       78,428        82,231
                                                                          ----------    ----------
CURRENT ASSETS
Cash and cash equivalents .............................................       13,778        10,018
Marketable securities, trading ........................................       44,270            --
Receivables ...........................................................      280,563       527,078
Inventories ...........................................................       43,809        69,130
Prepaid taxes .........................................................       23,956        22,889
Other .................................................................       11,257        14,218
                                                                          ----------    ----------
                                                                             417,633       643,333
                                                                          ----------    ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............................      543,612       502,167
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ................    1,296,352     1,313,558
OTHER ASSETS ..........................................................      290,810       290,226
                                                                          ----------    ----------
TOTAL ASSETS ..........................................................   $5,257,148    $5,492,721
                                                                          ==========    ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .......................................................   $1,944,488    $1,874,787
MidAmerican Energy preferred securities, not subject to
  mandatory redemption ................................................       31,759        31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .............................       36,680        50,000
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures ..      100,000       100,000
Long-term debt (excluding current portion) ............................    1,545,336     1,345,703
                                                                          ----------    ----------
                                                                           3,658,263     3,402,249
                                                                          ----------    ----------
CURRENT LIABILITIES
Notes payable .........................................................       40,500        81,600
Current portion of long-term debt .....................................      124,646       324,933
Current portion of power purchase contract ............................       16,554        16,554
Accounts payable ......................................................      175,546       405,887
Taxes accrued .........................................................       90,017       131,378
Interest accrued ......................................................       26,435        27,955
Other .................................................................       35,343        37,853
                                                                          ----------    ----------
                                                                             509,041     1,026,160
                                                                          ----------    ----------
OTHER LIABILITIES
Power purchase contract ...............................................       35,728        35,728
Deferred income taxes .................................................      591,844       591,667
Investment tax credit .................................................       63,751        66,209
Other .................................................................      398,521       370,708
                                                                          ----------    ----------
                                                                           1,089,844     1,064,312
                                                                          ----------    ----------
TOTAL CAPITALIZATION AND LIABILITIES ..................................   $5,257,148    $5,492,721
                                                                          ==========    ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                             ----------------------
                                                                2001         2000
                                                             ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $  61,066    $  52,840
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ..........................     119,443      112,568
  Deferred income taxes and investment tax credit, net ...      (8,136)        (566)
  Amortization of other assets and liabilities ...........      23,622       10,435
  Gain on sale of securities, assets and other investments      (1,367)      (4,761)
  Net change in accrued customer rate credits ............      13,190       (6,988)
  Cash inflows of accounts receivable securitization .....          --       12,877
  Impact of changes in working capital ...................       5,266        2,780
  Other ..................................................       5,765       (6,512)
                                                             ---------    ---------
    Net cash provided ....................................     218,849      172,673
                                                             ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ........................     (74,247)     (80,780)
Quad Cities Generating Station decommissioning
  trust fund .............................................      (4,150)      (4,152)
Nonregulated capital expenditures ........................      (1,836)        (686)
Purchase of assets and long-term investments .............      (2,218)      (2,808)
Purchase of available-for-sale securities ................          --      (13,477)
Proceeds from sale of available-for-sale securities ......          --       24,067
Proceeds from sale of assets and other investments .......         194       23,562
Notes receivable from affiliate ..........................     (74,014)     (39,436)
Other investing activities, net ..........................      (2,261)        (317)
                                                             ---------    ---------
  Net cash used ..........................................    (158,532)     (94,027)
                                                             ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net of issuance costs ........     198,150           --
Retirement of long-term debt, including reacquisition cost    (200,287)    (110,784)
Reacquisition of preferred securities ....................     (13,320)          --
Net increase (decrease) in notes payable .................     (41,100)      30,711
                                                             ---------    ---------
  Net cash used ..........................................     (56,557)     (80,073)
                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....       3,760       (1,427)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........      10,018        6,235
                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $  13,778    $   4,808
                                                             =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ................   $  57,513    $  61,248
                                                             =========    =========
Income taxes paid ........................................   $  96,588    $  82,054
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

     MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

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

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is currently conducting field investigations at eighteen sites and has conducted interim removal actions at six of the eighteen sites. In addition, MidAmerican Energy has completed investigations and removals at four sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of June 30, 2001 was $24 million. The estimate consists of $2 million for investigation costs, $8 million for remediation costs, $12 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

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

C. RATE MATTERS:

     In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On July 12, 2001, MidAmerican Energy, the Office of Consumer Advocate and other parties jointly filed a settlement agreement with the Iowa Utilities Board that, if approved, will freeze the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, will reinstate the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the proposed settlement agreement, 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year would be deferred as a regulatory liability to be used to offset a portion of the cost of future generating plant investments.

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

E. DERIVATIVE FINANCIAL INSTRUMENTS:

     In January 2001, MidAmerican Energy adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, pertaining to the accounting for derivative instruments and hedging activities. These pronouncements require that derivative instruments be recorded at fair value on the balance sheet and changes in fair value recognized in income. To the extent that derivative instruments are used for hedging purposes, and are highly effective as hedges, hedge accounting is permitted, as discussed below, which mitigates the impact on earnings of changes in the fair value of the derivatives.

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

     Unrealized gains and losses on cash flow hedges of future transactions are recorded in other comprehensive income. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Future transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged future transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recorded in Cost of Gas Sold, Nonregulated Cost of Sales, Regulated Cost of Fuel, Energy and Capacity or Nonregulated Operating Revenues, depending upon the nature of the physical transaction being hedged.

     For the six months ended June 30, 2001, net gains of $6,000, $16,000 and $353,000, representing the ineffectiveness of cash flow hedges, are reflected in Nonregulated Operating Revenues, Cost of Gas Sold and Regulated Cost of Fuel, Energy and Capacity, respectively. During the twelve months beginning July 1, 2001, it is anticipated that all of the net unrealized gains (losses) on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings.

     Unrealized gains and losses on fair value hedges are recognized in income as either Nonregulated Operating Revenues, Nonregulated Cost of Sales, or Cost of Gas Sold depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. For the six months ended June 30, 2001, a net pre-tax loss of $10,000, representing the ineffectiveness of fair value hedges, is included in Nonregulated Operating Revenues.

     Unrealized gains and losses on derivatives held for trading purposes are recognized in income each reporting period as Nonregulated Operating Revenues.

     As of June 30, 2001, the following instruments were held as hedges:

                                    Notional    Unit of        Fair Value
                                     Amount     Measure     Asset (Liability)
                                     ------     -------     -----------------

Natural Gas Futures - Net Short    4,930,000     MMBtu        $9,904,550
Natural Gas Swaps                    418,916     MMBtu        (4,465,108)
Natural Gas Options - Long           950,000     MMBtu        (1,676,334)
Natural Gas Options - Short          950,000     MMBtu             1,011
Electricity Forward
   Contracts - Net Short             305,600       MWh           588,056

     A $1/MMBtu increase in the price of natural gas would increase the fair value of the natural gas instruments by $5.3 million. A $5/MWh increase in electricity would decrease the fair value of the electricity forward contracts by $1.5 million.

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

F. SEGMENT INFORMATION:

     MidAmerican Funding has two reportable operating segments: regulated electric and regulated gas, referred to as the electric and gas segments. The electric segment derives most of its revenue from retail sales of regulated electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities, municipalities and marketers. The gas segment derives most of its revenue from retail sales of natural gas to residential, commercial, and industrial customers and also earns significant revenues by transporting gas owned by others through its distribution systems. Pricing for most electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     The  following  table  provides   MidAmerican  Funding  information  on  an
operating segment basis (in thousands):

                                     Three Months             Six Months
                                    Ended June 30,          Ended June 30,
                                 --------------------    ----------------------
                                   2001        2000         2001         2000
                                 --------    --------    ----------    --------

Revenues
  Electric ...................   $305,800    $281,973    $  600,190    $560,436
  Gas ........................     87,297      98,153       454,155     278,055
  Nonregulated and other (a) .    207,284      90,007       435,593     154,196
                                 --------    --------    ----------    --------
                                 $600,381    $470,133    $1,489,938    $992,687
                                 ========    ========    ==========    ========
Net Income:
  Electric ...................   $ 35,847    $ 26,163    $   70,282    $ 53,934
  Gas ........................     (5,875)        550        12,000      15,388
  Nonregulated and other (a) .     (8,218)    (10,462)      (21,216)    (16,482)
                                 --------    --------    ----------    --------
                                 $ 21,754    $ 16,251    $   61,066    $ 52,840
                                 ========    ========    ==========    ========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

G. OTHER COMPREHENSIVE INCOME:

     For the six months ended June 30, 2001 and 2000, MidAmerican Funding's total comprehensive income was $69.7 million and $51.4 million, respectively. For the three months ended June 30, 2001 and 2000, MidAmerican Funding's total comprehensive income was $29.9 million and $17.3 million, respectively. The differences from Net Income are due to unrealized holding gains and losses of marketable securities during the periods and, beginning January 1, 2001, the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Accumulated other comprehensive income, which also includes recognition of the minimum pension liability in the fourth quarter of 2000, was $11.3 million and $2.7 million as of June 30, 2001, and December 31, 2000, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Funding, LLC is an Iowa limited liability company formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc. MHC's principal subsidiary is MidAmerican Energy, a public utility with electric and gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

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

                              RESULTS OF OPERATIONS
                              ---------------------
REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                          Three Months           Six Months
                                          Ended June 30,       Ended June 30,
                                         ----------------      --------------
                                         2001        2000      2001      2000
                                         ----        ----      ----      ----
                                                     (In millions)
     Operating revenues................  $306        $282      $600      $560
     Cost of fuel, energy and capacity.    60          56       126       114
                                         ----        ----      ----      ----
       Electric gross margin...........  $246        $226      $474      $446
                                         ====        ====      ====      ====

     Electric gross margin for the second quarter of 2001 increased $20 million compared to the second quarter of 2000.

     MidAmerican Energy's margins on wholesale sales, net of a reserve for revenue sharing, increased $18.9 million compared to the second quarter of 2000. Sales volumes for wholesale sales increased 38.8%. Wholesale sales are the sales of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system.

     Temperatures during the three months ended June 30, 2001, were hotter than temperatures in the second quarter of 2000, resulting in increased usage and a corresponding $6 million increase in electric margin. Other usage factors not dependent on weather decreased electric margin by $6.0 million compared to the second quarter of 2000. In total, retail sales of electricity increased 1.7% for the three months ended June 30, 2001.

     For the six months ended June 30, 2001, compared to the first six months of 2000, electric gross margin increased $28 million.

     MidAmerican Energy's margins on wholesale sales, net of a reserve for revenue sharing, increased $22.2 million compared to the first six months of 2000, and related sales volumes increased 27.5%. Wholesale sales are the sales of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system. Additionally, electric revenues for the six months ended June 30, 2001, reflect a $3.3 million increase in gains from the sale of emission allowances.

     Temperatures during the six months ended June 30, 2001, were more extreme than temperatures in the six months ended June 30, 2000, resulting in a $15 million increase in electric margin. Other usage factors not dependent on weather decreased electric margin by $13.2 million compared to the first six months of 2000. In total, retail sales of electricity increased 1.8% for the six months ended June 30, 2001.

     Regulated Gas Gross Margin -

                             Three Months          Six Months
                            Ended June 30,       Ended June 30,
                           ---------------      ---------------
                            2001     2000        2001     2000
                           ------   ------      ------   ------
                                       (In millions)
     Operating revenues.    $ 87     $ 98        $454     $278
     Cost of gas sold...      53       61         345      173
                            ----     ----        ----     ----
       Gas gross margin.    $ 34     $ 37        $109     $105
                            ====     ====        ====     ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the six-month period ended June 30, 2001, compared to the same period in 2000, increased revenues and cost of gas sold by approximately $150 million.

     Gas gross margin decreased $3 million for the second quarter of 2001 compared to the 2000 quarter due primarily to conservation by customers following the colder-than-normal temperature conditions in the first quarter and high gas prices. Temperatures during the second quarter of 2001 were warmer than temperatures in the second quarter of 2000, which also contributed to the decrease in gas margin. Total gas retail sales decreased 7.0%.

     Compared to the first six months of 2000, gas gross margin increased $4 million due primarily to temperature conditions in the first quarter of 2001.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses increased $6.8 million for the second quarter of 2001 compared to the second quarter of 2000. An increase in Cooper Nuclear Station costs resulted in a $3.4 million increase to other operating expenses. Additionally, increases in the allowance for uncollectible accounts as a result of the high natural gas prices and in pension and other post-employment benefits costs accounted for $3.6 million of the increase.

     Regulated other operating expenses increased $6.8 million for the six months ended June 30, 2001 compared to the six-month period in 2000. An increase in Cooper Nuclear Station costs resulted in an $8.1 million increase to other operating expenses. Additionally, increases in the allowance for uncollectible accounts as a result of the high natural gas prices and in pension and other post-employment benefits costs accounted for $7.0 million of the increase. The increases were partially offset by reductions in Quad Cities Station operating expenses, health care and other benefit costs, energy efficiency program costs, information technology expenses and assessments from utility regulatory agencies.

     Maintenance expenses for the three and six months ended June 30, 2001, compared to the 2000 periods increased $1.2 million and $4.3 million, respectively, due principally to increased electric and gas distribution expenses. Maintenance expense related to Quad Cities Station decreased for both 2001 periods compared to the respective 2000 periods.

     Depreciation and amortization expense increased $1.5 million for the second quarter of 2001 and $8.0 million for the first six months of 2001 compared to the respective periods in 2000. The increases were due principally to an increase in depreciation rates implemented in 2001. An increase in utility plant also contributed to the increases. The comparative increase for the quarter was reduced by additional depreciation expense in the second quarter of 2000 due to the reclassification of transmission plant to distribution plant in conjunction with the Federal Energy Regulatory Commission's orders on open access transmission.

     Property and other taxes for the three months and six months ended June 30, 2001, decreased $0.6 million and $2.6 million, respectively, relative to their comparable periods in 2000 due principally to an increase in use taxes in the second quarter of 2000.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gross Margin -

                             Three Months         Six Months
                            Ended June 30,      Ended June 30,
                           ----------------    ----------------
                            2001      2000      2001      2000
                           ------    ------    ------    ------
                                      (In millions)
     Operating revenues.    $207       $90      $436      $154
     Cost of sales......     199        84       418       140
                            ----       ---      ----      ----
          Gross margin..    $  8       $ 6      $ 18      $ 14
                            ====       ===      ====      ====

     Nonregulated revenues and cost of sales consist substantially of nonregulated natural gas marketing operations. The nonregulated natural gas marketing operations include wholesale and retail activities. Approximately 78% of the nonregulated natural gas revenues for the six months ended June 30, 2001, are related to wholesale sales.

     Revenues from nonregulated natural gas operations increased $113.5 million to $194.3 million for the second quarter of 2001. An increase in the average price per unit sold, reflective of an 18% increase in the average cost of gas, accounted for $31.4 million of the increase in revenues. Sales volumes increased 22 million MMBtus (102%) resulting in an $82.1 million increase in revenues. Cost of sales increased $110.9 million to $191.3 million for the three months ended June 30, 2001, due to the increases in the per-unit cost of gas sold and sales volumes. Gross margin for the nonregulated natural gas operations increased $2.6 million to $3.0 million for the second quarter of 2001. The improvement in gross margin reflects an increase in margin per unit and sales volumes.

     Revenues from nonregulated natural gas operations increased $282.0 million to $410.7 million for the first six months of 2001. An increase in the average price per unit sold, reflective of a 69% increase in the average cost of gas, accounted for $166.0 million of the increase in revenues. Sales volumes increased 35 million MMBtus (90%) resulting in a $116.0 million increase in revenues. Cost of sales increased $278.6 million to $404.8 million for the six months ended June 30, 2001, due to the increases in the per-unit cost of gas sold and sales volumes. Gross margin for the nonregulated natural gas operations increased $3.4 million to $5.9 million for the first six months of 2001. The improvement in gross margin reflects an increase in margin per unit and sales volumes.

     As of December 31, 2000, all non-residential customers in Illinois have been allowed to select their electric power supplier. For the three months ended June 30, 2001, compared to the three months ended June 30, 2000, related revenues increased $3.2 million, and related cost of sales increased $3.8 million, resulting in a $0.6 million decrease in gross margin. For the six-month period ended June 30, 2001, revenues increased $5.4 million to $6.8 million, and related cost of sales increased $4.3 million to $5.4 million, resulting in a $1.1 million increase in gross margin.

     Nonregulated revenues for the second quarter of 2001 include $2.6 million from MidAmerican Energy's market access service project compared to $4.5 million in the second quarter of 2000. The pilot project allows larger Iowa customers that are participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales related to the market access service project decreased $1.5 million to $2.1 million for the second quarter of 2001. For the six-month comparison, revenues from the project totaled $6.2 million and $8.6 million for 2001 and 2000, respectively. The related cost of sales totaled $5.4 million and $8.3 million for 2001 and 2000, respectively.

     MidAmerican Energy's nonregulated revenues in the second quarter of 2001 include $2.1 million of pre-tax income from an award for successful performance under an incentive gas procurement program. Similar awards of $1.0 million and $0.9 million were recorded in the first and second quarters of 2000, respectively.

     The first quarter of 2000 also includes $4.4 million of revenues and $2.6 million of cost of sales from the security system operations sold in April 2000.

     Nonregulated Operating Expenses: Other -

     Nonregulated other operating expenses decreased $2.7 million for the six months ended June 30, 2001, due to the 2000 period including $1.7 million in costs related to the security system operations sold in April 2000. Amortization of MidAmerican Funding goodwill decreased $0.9 million to $17.2 million for the first six months of 2001.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     The increases in interest income for the three-month and six-month periods were due principally to increases of $2.3 million and $4.9 million, respectively, for interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The increase in the note receivable is a result of the increased balance in receivables sold. Dividend income decreased due to partial liquidation of the preferred stock investment portfolio in the past twelve months.

     Marketable Securities Gains and Losses, Net -

     Net gains on marketable securities increased $3.6 million to a net gain of $1.0 million for the second quarter of 2001 compared to the second quarter of 2000. The second quarter of 2001 reflects realized gains on marketable securities transactions compared to losses in 2000. Additionally, the 2001 quarter reflects unrealized gains that would have been recorded in equity in 2000 due to the re-characterization of the securities in 2001. The six months ended June 30, 2001, was relatively unchanged from the comparable period in 2000 due to transactions in the first three months of each year. The first quarter of 2001 included a $2.4 million pre-tax loss related to the re-characterization of marketable securities to "trading" as allowed by Statement of Financial Accounting Standards No. 133. The first quarter of 2000 reflects a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding. The decreases were offset partially by an increase in net gains on marketable securities in the first quarter of 2001 compared to the 2000 quarter.

     Other, Net -

     Other, Net, which includes a number of non-operating income and deduction items, increased Non-Operating Income by $0.6 million and $6.5 million in the three months ended June 30, 2001 and 2000, respectively. Other, Net reduced Non-Operating Income by $3.1 million for the six-month period ended June 30, 2001, and increased Non-Operating Income by $6.0 million for the six-month period ended June 30, 2000.

     Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $3.3 million and $2.2 million in the second quarter of 2001 and 2000, respectively, and by $8.8 million and $4.4 million for the six months ended June 30, 2001 and 2000, respectively.

     Income from equity investments increased $1.0 million compared to the second quarter of 2000. For the six months ended June 30, 2001, income from equity investments increased $0.7 million compared to the same period in 2000.

     Other, Net for the first six months of 2001 reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars, while the three-month and six-month periods ended June 30, 2000, include a $4.3 million gain on the sale of securities companies and $1.3 million from the sale of commercial property and rail cars.

     Income related to corporate-owned life insurance policies decreased $0.7 million and $1.1 million in the three months and six months ended June 30, 2001, respectively, compared to the same periods in 2000.

     Fixed Charges -

     The increase in interest on long-term debt in 2001 compared to the respective periods in 2000 was due to interest on $162 million of MidAmerican Energy medium-term notes issued in July 2000, net of the impact of maturities in 2000 of MidAmerican Energy and MidAmerican Capital long-term debt.

     Other interest expense decreased in the 2001 periods compared to the respective periods in 2000 due principally to a reduction in short-term debt outstanding at MidAmerican Energy. Additionally, the second quarter of 2000 includes $0.6 million of interest related to a gas supplier refund that is refundable to customers. These decreases were partially offset by interest related to a federal income tax assessment.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Funding has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided from operating activities was $219 million and $173 million for the six months ended June 30, 2001 and 2000, respectively.

     INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the first six months of 2001, utility construction expenditures totaled $74 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $223 million for 2001. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. On July 10, 2001, MidAmerican Energy announced plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.5 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. MidAmerican Energy expects to begin construction in Spring 2002 on the first project, a 540-megawatt natural gas-fired combined cycle unit which has an estimated cost of $340 million. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

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

     Investments -

     MidAmerican Capital re-characterized all of its marketable securities held on January 1, 2001, as "trading" securities in January 2001. Accordingly, changes in those investments are reflected in working capital in the Consolidated Statements of Cash Flows, instead of in purchases or proceeds from available-for-sale securities.

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

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of June 30, 2001, the revolving cash balance was $70 million and the amount outstanding under the subordinated note was $121.8 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of June 30, 2001, $191.3 million of accounts receivable, net of reserves, was sold under the agreement.

     Other Financing Information -

     As of June 30, 2001, MHC had a $4 million line of credit to provide for short-term financing needs, all of which was unused.

     As of June 30, 2001, MidAmerican Capital had unsecured revolving credit facilities in the amount of $6 million, under which no debt was outstanding. MidAmerican Capital has $46.7 million of long-term debt outstanding at June 30, 2001, which matures annually through 2002.

OPERATING ACTIVITIES AND OTHER MATTERS

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

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of June 30, 2001, MidAmerican Funding had $223.4 million of regulatory assets and $9.4 million of regulatory liabilities on its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican Energy's regulatory assets as of June 30, 2001, included $9.6 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican Energy expects to recover these costs by the end of 2001. MidAmerican Energy is also allowed to recover its ongoing energy efficiency costs on a current basis. These costs are being collected from customers based on projected annual expenditures of $16.4 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery.

     Rate Matters: Electric -

     In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On July 12, 2001, MidAmerican Energy, the Office of Consumer Advocate and other parties jointly filed a settlement agreement with the Iowa Utilities Board that, if approved, will freeze the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, will reinstate the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the proposed settlement agreement, 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year would be deferred as a regulatory liability to be used to offset a portion of the cost of new generating plant investments.

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

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of June 30, 2001, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

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

     MidAmerican Energy believes it has adequate electric capacity reserve through 2004 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy has announced plans to add a 540-megawatt natural gas-fired combined cycle unit to be completed in two phases between 2003 and 2005. An additional 900 megawatts of coal-fired generation is expected to be operational later this decade. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

     As a result of the 1997 pricing settlement agreement's elimination of the energy adjustment clause in Iowa, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

     MidAmerican   Energy  has  been  able  to  maintain  its  capacity  reserve requirement and has not been adversely affected by seasonal high prices in the wholesale market.

ACCOUNTING ISSUES

     In January 2001, MidAmerican Funding adopted SFAS Nos. 133 and 138, pertaining to accounting for derivative instruments and hedging activities. These pronouncements require that derivative instruments be recorded at fair value on the balance sheet and changes in fair value recognized in income. The Financial Accounting Standards Board's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivatives Implementation Group and the FASB. MidAmerican Funding is monitoring the issues being reviewed by the Derivatives Implementation Group and the FASB to determine what, if any, impact they may have on MidAmerican Funding's financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment on an annual basis. These standards are effective for MidAmerican Funding beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the six months ended June 30, 2001 and 2000, by $10.1 million and $10.6 million, respectively; however, MidAmerican Funding has not quantified the impact resulting from the adoption of the other provision of these standards.

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

     MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy on issues one and five in the second paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims.

     Since the remand to the District Court from the Eighth Circuit Court of Appeals, the Nebraska Public Power District has been granted permission, over MidAmerican Energy's objections, to amend its complaint. The amended complaint asserts that even though the Eighth Circuit Court of Appeals held that
MidAmerican  Energy  has no  liability  under the power  purchase  agreement  to reimburse or pay the Nebraska Public Power District a 50% share of decommissioning costs unless certain conditions occur, MidAmerican Energy has unconditional liability for a 50% share based on agreements other than the power purchase agreement as originally written. The Nebraska Public Power District's post-remand contentions -- all strongly disputed by MEC -- are that MidAmerican Energy has unconditional liability for a 50% share of decommissioning based on any of the following alternative theories: (i) the parties without written amendment either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs; (ii) absent unconditional liability for a 50% share of decommissioning costs, MidAmerican Energy would be unjustly enriched; (iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on promissory estoppel; or (iv) the Nebraska Public Power District is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. MidAmerican Energy will strongly dispute at trial these contentions and theories put forth by the Nebraska Public Power District. Trial in these matters is scheduled to begin on March 4, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS

     None

(B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                   MIDAMERICAN FUNDING, LLC
                                                   ------------------------

                                                         (Registrant)







Date  August 10, 2001                               /s/  Patrick J. Goodman
      ---------------                              ----------------------------
                                                         Patrick J. Goodman
                                                   Vice President and Treasurer