Form 10-Q
period 2001-09-30
MIDAMERICAN FUNDING LLC
filed 2001-11-09
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2001
                                              ------------------

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

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of October 31, 2001.

                            MIDAMERICAN FUNDING, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS



                          PART I.  FINANCIAL INFORMATION                PAGE NO.

ITEM 1.  Financial Statements

           Independent Accountants' Report.................................   3
           Consolidated Statements of Income...............................   4
           Consolidated Balance Sheets.....................................   5
           Consolidated Statements of Cash Flows...........................   6
           Notes to Consolidated Financial Statements......................   7

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  13

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................  26

ITEM 6.  Exhibits and Reports on Form 8-K..................................  28

Signatures.................................................................  29

INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the Company) as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Des Moines, Iowa
October 26, 2001

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      THREE MONTHS                 NINE MONTHS
                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                               --------------------------    --------------------------
                                                  2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------

OPERATING REVENUES
Regulated electric .........................   $   386,674    $   359,430    $   986,864    $   919,866
Regulated gas ..............................        56,354         71,573        510,509        349,628
Nonregulated ...............................       109,609        122,547        545,202        276,743
                                               -----------    -----------    -----------    -----------
                                                   552,637        553,550      2,042,575      1,546,237
                                               -----------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
  Cost of fuel, energy and capacity ........        88,322         67,342        214,528        181,153
  Cost of gas sold .........................        24,729         39,029        369,914        211,581
  Other operating expenses .................       113,361         98,747        314,014        292,642
  Maintenance ..............................        34,735         29,761         93,681         84,438
  Depreciation and amortization ............        50,260         48,062        151,715        141,545
  Property and other taxes .................        17,614         18,380         53,431         56,789
                                               -----------    -----------    -----------    -----------
                                                   329,021        301,321      1,197,283        968,148
                                               -----------    -----------    -----------    -----------
Nonregulated:
  Cost of sales ............................       104,643        117,794        522,911        257,306
  Other ....................................        15,584         17,663         45,893         50,686
                                               -----------    -----------    -----------    -----------
                                                   120,227        135,457        568,804        307,992
                                               -----------    -----------    -----------    -----------
  Total operating expenses .................       449,248        436,778      1,766,087      1,276,140
                                               -----------    -----------    -----------    -----------

OPERATING INCOME ...........................       103,389        116,772        276,488        270,097
                                               -----------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest income ............................         5,334          7,519         17,547         15,145
Dividend income ............................           512            870          1,935          3,058
Marketable securities gains and losses, net           (258)           (30)        (1,534)        (1,359)
Other, net .................................          (164)          (821)        (3,299)         5,183
                                               -----------    -----------    -----------    -----------
                                                     5,424          7,538         14,649         22,027
                                               -----------    -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt .................        27,268         28,108         82,683         81,341
Other interest expense .....................         1,442          1,563          5,210          8,969
Preferred dividends of subsidiaries ........         2,972          3,234          9,530          9,763
Allowance for borrowed funds ...............          (351)          (467)        (1,104)        (1,220)
                                               -----------    -----------    -----------    -----------
                                                    31,331         32,438         96,319         98,853
                                               -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES .................        77,482         91,872        194,818        193,271
INCOME TAXES ...............................        36,079         39,586         92,349         88,145
                                               -----------    -----------    -----------    -----------
NET INCOME .................................   $    41,403    $    52,286    $   102,469    $   105,126
                                               ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     AS OF
                                                                        ------------------------------
                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2001             2000
                                                                        -------------     ------------
                                                                         (UNAUDITED)

ASSETS
UTILITY PLANT
Electric ..............................................................   $4,548,164       $4,471,839
Gas ...................................................................      852,585          831,203
                                                                          ----------       ----------
                                                                           5,400,749        5,303,042
Less accumulated depreciation and amortization ........................    2,816,103        2,680,420
                                                                          ----------       ----------
                                                                           2,584,646        2,622,622
Construction work in progress .........................................       68,826           38,584
                                                                          ----------       ----------
                                                                           2,653,472        2,661,206
                                                                          ----------       ----------
POWER PURCHASE CONTRACT ...............................................       76,516           82,231
                                                                          ----------       ----------
CURRENT ASSETS
Cash and cash equivalents .............................................      132,430           10,018
Marketable securities, trading ........................................       25,067             --
Receivables ...........................................................      168,994          527,078
Inventories ...........................................................       54,017           69,130
Prepaid taxes .........................................................       23,956           22,889
Other .................................................................       14,187           14,218
                                                                          ----------       ----------
                                                                             418,651          643,333
                                                                          ----------       ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ............................      518,497          502,167
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET ................    1,287,748        1,313,558
OTHER ASSETS ..........................................................      287,620          290,226
                                                                          ----------       ----------
TOTAL ASSETS ..........................................................   $5,242,504       $5,492,721
                                                                          ==========       ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity .......................................................   $1,977,774       $1,874,787
MidAmerican Energy preferred securities, not subject to
  mandatory redemption ................................................       31,759           31,759
Preferred securities, subject to mandatory redemption:
  MidAmerican Energy preferred securities .............................       36,680           50,000
  MidAmerican Energy-obligated preferred securities of subsidiary trust
    holding solely MidAmerican Energy junior subordinated debentures ..      100,000          100,000
Long-term debt (excluding current portion) ............................    1,381,713        1,345,703
                                                                          ----------       ----------
                                                                           3,527,926        3,402,249
                                                                          ----------       ----------
CURRENT LIABILITIES
Notes payable .........................................................        2,500           81,600
Current portion of long-term debt .....................................      286,813          324,933
Current portion of power purchase contract ............................       16,554           16,554
Accounts payable ......................................................      154,263          405,887
Taxes accrued .........................................................      109,571          131,378
Interest accrued ......................................................       20,567           27,955
Other .................................................................       35,451           37,853
                                                                          ----------       ----------
                                                                             625,719        1,026,160
                                                                          ----------       ----------
OTHER LIABILITIES
Power purchase contract ...............................................       35,728           35,728
Deferred income taxes .................................................      583,233          591,667
Investment tax credit .................................................       62,521           66,209
Other .................................................................      407,377          370,708
                                                                          ----------       ----------
                                                                           1,088,859        1,064,312
                                                                          ----------       ----------
TOTAL CAPITALIZATION AND LIABILITIES ..................................   $5,242,504       $5,492,721
                                                                          ==========       ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                2001         2000
                                                              ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................   $ 102,469    $ 105,126
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization ..........................     178,860      169,626
   Deferred income taxes and investment tax credit, net ...     (13,533)      (2,885)
   Amortization of other assets and liabilities ...........      34,477       17,356
   Gain on sale of securities, assets and other investments      (1,376)      (4,731)
   Net change in accrued customer rate credits ............      16,869       (1,675)
   Cash inflows of accounts receivable securitization .....        --         12,877
   Impact of changes in working capital ...................     115,410      (18,996)
   Other ..................................................       7,261        7,962
                                                              ---------    ---------
     Net cash provided ....................................     440,437      284,660
                                                              ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures .........................    (150,867)    (119,447)
Quad Cities Generating Station decommissioning
   trust fund .............................................      (6,224)      (6,227)
Nonregulated capital expenditures .........................      (2,149)        (802)
Purchase of assets and long-term investments ..............      (2,251)      (7,104)
Purchase of available-for-sale securities .................        --        (37,832)
Proceeds from sale of available-for-sale securities .......        --         61,634
Proceeds from sale of assets and other investments ........         277       23,777
Notes receivable from affiliate ...........................     (65,534)     (27,017)
Other investing activities, net ...........................       4,553        2,566
                                                              ---------    ---------
   Net cash used ..........................................    (222,195)    (110,452)
                                                              ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt, net of issuance costs .........     198,150      161,156
Retirement of long-term debt, including reacquisition cost     (201,560)    (110,923)
Reacquisition of preferred securities .....................     (13,320)        --
Net decrease in notes payable .............................     (79,100)    (180,925)
                                                              ---------    ---------
   Net cash used ..........................................     (95,830)    (130,692)
                                                              ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................     122,412       43,516
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........      10,018        6,235
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $ 132,430    $  49,751
                                                              =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .................   $  90,388    $  93,884
                                                              =========    =========
Income taxes paid .........................................   $ 153,513    $  99,833
                                                              =========    =========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.  GENERAL:

     The consolidated financial statements included herein have been prepared by MidAmerican Funding, LLC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Prior year amounts have been reclassified to a basis consistent with the current year presentation. All significant intercompany transactions have been eliminated. Although MidAmerican Funding believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Funding's latest Annual Report on Form 10-K, as amended.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of September 30, 2001 was $24 million. The estimate consists of $3 million for investigation costs, $8 million for remediation costs, $11 million for groundwater treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 10 years.

     The estimate of probable remediation costs is established on a site-specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remedial costs is accrued. If necessary, the estimate is revised when a consent order is issued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board, and are recorded as a regulatory liability.

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

     The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy's fossil fuel generating stations may be subject to emission reductions if the stations are located in nonattainment areas. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its fossil fuel generating stations or decrease the number of hours during which these stations operate. The degree to which MidAmerican Energy may be required to install control equipment or decrease operating hours under a nonattainment scenario will be determined by the state's assessment of MidAmerican Energy's relative contribution, along with other emission sources, to the nonattainment status. The installation of control equipment would result in increased costs to MidAmerican Energy. A decrease in the number of hours during which the affected stations operate would increase operating costs and decrease wholesale electric revenues of MidAmerican Energy.

C.  RATE MATTERS:

     In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On July 12, 2001, MidAmerican Energy, the Office of Consumer Advocate and other parties jointly filed a proposed settlement with the Iowa Utilities Board that, if approved, will freeze the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, will reinstate the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the proposed settlement, 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year would be deferred as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. The Iowa Utilities Board held a public hearing on the proposed settlement in October 2001, and interested parties submitted briefs thereafter. The Iowa Utility Board's decision on approving the proposed settlement is pending.

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

     On September 21, 2001, MidAmerican Energy filed a petition with the South Dakota Public Utilities Commission (SDPUC) to increase its South Dakota natural gas rates by $3.7 million annually. Under South Dakota law, the SDPUC may suspend the new rates for up to six months during the pendency of rate proceedings.

     On October 19, 2001 MidAmerican Energy filed a petition with the Illinois Commerce Commission to increase its Illinois natural gas rates by $3.2 million annually. A final decision on the petition is required within eleven months of the date of filing.

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 (SFAS 71) may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation.

E.  DERIVATIVE FINANCIAL INSTRUMENTS:

     In January 2001, MidAmerican Funding adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, pertaining to the accounting for derivative instruments and hedging activities. These pronouncements require that derivative instruments be recorded at fair value on the balance sheet and changes in fair value recognized in income. To the extent that derivative instruments are used for hedging purposes, and are highly effective as hedges, hedge accounting is permitted, as discussed below, which mitigates the impact on earnings of changes in the fair value of the derivatives.

     MidAmerican Energy enters into derivative financial instruments, including futures, swaps, options and forward contracts, to hedge the effect of price changes on cash flows from expected future physical transactions (cash flow hedges) and the fair value of physical purchase and sale commitments (fair value hedges) and to reduce natural gas price volatility for regulated gas customers. The objective of MidAmerican Energy's hedging program is to minimize the impact of changing prices for natural gas and electricity on its cash flows. From time to time, MidAmerican Energy also enters into derivative financial instruments for trading purposes to profit from changing prices for natural gas and electricity or to take advantage of price arbitrage opportunities.

     Unrealized gains and losses on cash flow hedges of future transactions are recorded in other comprehensive income. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Future transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged future transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recorded in Cost of Gas Sold, Regulated Cost of Fuel, Energy and Capacity or Nonregulated Operating Revenues, depending upon the nature of the physical transaction being hedged.

     For the nine months ended September 30, 2001, net gains of $2,000 and $43,000, representing the ineffectiveness of cash flow hedges, are reflected in Cost of Gas Sold and Regulated Cost of Fuel, Energy and Capacity, respectively. During the twelve months beginning October 1, 2001, it is anticipated that $4.9 million of the $5.7 million after-tax, net unrealized gains on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for future transactions through December 2002.

     Unrealized gains and losses on fair value hedges are recognized in income as either Nonregulated Operating Revenues or Cost of Gas Sold depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. For the nine months ended September 30, 2001, a net pre-tax gain of $3,000, representing the ineffectiveness of fair value hedges, is included in Nonregulated Operating Revenues.

     Unrealized gains and losses on MidAmerican Energy's derivatives held for trading purposes are recognized in income each reporting period as Nonregulated Operating Revenues.

     MidAmerican Funding is exposed to fair value risk from changes in interest rates for fixed rate sinking fund preferred and perpetual preferred stocks (fixed rate preferred stocks). MidAmerican Funding reviews the interest rate sensitivity of these securities and purchases put options on U.S. Treasury securities. MidAmerican Funding's intent is to substantially offset any change in market value of the fixed rate preferred stocks due to a change in interest rates with a change in market value of the put options.

     On  January  1,  2001,  as  permitted  by  FAS  133,   MidAmerican  Funding
re-characterized its portfolio of preferred stock investments as "trading" securities. Accordingly, any changes in value in the portfolio, or in the derivatives used to hedge their exposure to changes in interest rates, are now reflected in Marketable Securities Gains and Losses, Net. This change in classification resulted in an initial pre-tax loss of $2.4 million. For the nine months ended September 30, 2001, excluding the initial pre-tax loss, a net pre-tax gain of $0.3 million, representing the ineffectiveness of the related fair value hedges, is included in Marketable Securities Gains and Losses, Net.

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

     The  following  table  provides   MidAmerican  Funding  information  on  an
operating segment basis (in thousands):

                                   Three Months               Nine Months
                                Ended September 30,       Ended September 30,
                                -------------------     -----------------------
                                  2001       2000          2001         2000
                                --------   --------     ----------   ----------

Revenues
  Electric....................  $386,674   $359,430     $  986,864   $  919,866
  Gas.........................    56,354     71,573        510,509      349,628
  Nonregulated and other (a)..   109,609    122,547        545,202      276,743
                                --------   --------     ----------   ----------
                                $552,637   $553,550     $2,042,575   $1,546,237
                                ========   ========     ==========   ==========
Net Income:
  Electric....................  $ 63,522   $ 69,765     $  133,804   $  123,699
  Gas.........................    (7,516)    (4,586)         4,484       10,802
  Nonregulated and other (a)..   (14,603)   (12,893)       (35,819)     (29,375)
                                --------   --------     ----------   ----------
                                $ 41,403   $ 52,286     $  102,469   $  105,126
                                ========   ========     ==========   ==========

(a) "Nonregulated and other" consists of nonregulated gas operations, CBEC Railway and other nonregulated activities.

G.  OTHER COMPREHENSIVE INCOME:

     For the nine months ended September 30, 2001 and 2000, MidAmerican Funding's total comprehensive income was $103.0 million and $109.7 million, respectively. For the three months ended September 30, 2001 and 2000, MidAmerican Funding's total comprehensive income was $33.3 million and $58.3 million, respectively. The differences from Net Income are due to unrealized holding gains and losses of marketable securities during the periods and, beginning January 1, 2001, the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Accumulated other comprehensive income, which also includes recognition of the minimum pension liability in the fourth quarter of 2000, was $3.2 million and $2.7 million as of September 30, 2001, and December 31, 2000, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

     MidAmerican Funding, LLC is an Iowa limited liability company formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and gas operations. Other direct, wholly owned subsidiaries of MHC include MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

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

                              RESULTS OF OPERATIONS
                              ---------------------
REGULATED GROSS MARGIN

     Regulated Electric Gross Margin -

                                        Three Months             Nine Months
                                     Ended September 30,     Ended September 30,
                                     -------------------     -------------------
                                       2001         2000       2001         2000
                                       ----         ----       ----         ----
                                                     (In millions)
Operating revenues .................   $387         $359       $987         $920
  Cost of fuel, energy and capacity.     88           67        215          181
                                       ----         ----       ----         ----
    Electric gross margin ..........   $299         $292       $772         $739
                                       ====         ====       ====         ====

     Electric gross margin for the third quarter of 2001 increased $7 million compared to the third quarter of 2000.

     MidAmerican Energy's margins on wholesale sales, net of a reserve for revenue sharing, increased $28.1 million compared to the third quarter of 2000. Sales volumes for wholesale sales increased 4.4%. Wholesale sales are the sales of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system.

     An increase in fuel costs per unit for Iowa retail customers reduced electric gross margin by $20.4 million for the third quarter of 2001 compared to the third quarter of 2000. Usage factors not dependent on weather decreased electric margin by $2.0 million compared to the third quarter of 2000. A fluctuation in temperature conditions accounted for an approximate $1 million increase in gross margin compared to the third quarter of 2000. In total, retail sales of electricity increased 1.7% for the three months ended September 30, 2001.

     For the nine months ended September 30, 2001, compared to the first nine months of 2000, electric gross margin increased $33 million.

     MidAmerican Energy's margins on wholesale sales, net of a reserve for revenue sharing, increased $50.2 million compared to the first nine months of 2000, and related sales volumes increased 20.4%. Revenues from electric transmission services increased $4.0 million for the 2001 nine-month period compared to the 2000 nine-month period due to additional revenues from Mid-Continent Area Power Pool. Additionally, electric revenues for the nine months ended September 30, 2001, reflect a $3.3 million increase in gains from the sale of emission allowances.

     Temperatures during the nine months ended September 30, 2001, were more extreme than temperatures in the nine months ended September 30, 2000, resulting in a $16 million increase in electric margin. Other usage factors not dependent on weather decreased electric margin by $15.3 million compared to the first nine months of 2000. An increase in fuel costs per unit for Iowa retail customers and the effect of a fuel-related purchase accounting adjustment in 2000 reduced electric margin by $24.3 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. In total, retail sales of electricity increased 1.8% for the nine months ended September 30, 2001.

     Regulated Gas Gross Margin -

                                      Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                  -------------------     -------------------
                                    2001       2000        2001        2000
                                    ----       ----        ----        ----
                                                 (In millions)
     Operating revenues .....        $56        $72        $511        $350
     Cost of gas sold .......         25         39         370         212
                                     ---        ---        ----        ----
       Gas gross margin .....        $31        $33        $141        $138
                                     ===        ===        ====        ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from the purchase gas adjustment clauses. An increase in the per-unit cost of gas for the nine-month period ended September 30, 2001, compared to the same period in 2000, increased revenues and cost of gas sold by approximately $136 million.

     Gas gross margin decreased $2 million for the third quarter of 2001 compared to the 2000 quarter due to conservation by customers and a fluctuation in temperature conditions. Total gas retail sales decreased 6.0%.

     Compared to the first nine months of 2000, gas gross margin increased $3 million due to the colder-than-normal temperature conditions in the first quarter of 2001 offset partially by conservation by customers due to high natural gas prices.

REGULATED OPERATING EXPENSES

     Regulated other operating expenses increased $14.6 million for the third quarter of 2001 compared to the third quarter of 2000. An increase in Cooper Nuclear Station costs resulted in a $4.4 million increase to other operating expenses. Other increases include a $3.9 million increase in the allowance for uncollectible accounts as a result of the high natural gas prices, a $3.0 million increase in health care benefits costs and a $2.6 million increase in pension and other post-employment benefits costs.

     Regulated other operating expenses increased $21.4 million for the nine months ended September 30, 2001, compared to the nine-month period in 2000. An increase in Cooper Nuclear Station costs resulted in a $12.5 million increase to other operating expenses. Other increases include a $7.2 million increase in the allowance for uncollectible accounts as a result of the high natural gas prices, a $6.2 million increase in pension and other post-employment benefits costs and a $3.4 million increase in electric distribution expense. The increases were partially offset by reductions in Quad Cities Station operating expenses, electric transmission expense, energy efficiency program costs, information technology expenses and assessments from utility regulatory agencies.

     Maintenance expenses for the three months ended September 30, 2001, increased $5.0 million compared to the 2000 period due principally to an increase in fossil fuel generating plant maintenance costs. For the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, maintenance expenses increased $9.2 million. Electric distribution maintenance increased $4.4 million in part due to a more aggressive tree-trimming program. Fossil fuel generating plant maintenance expense increased $3.8 million, while maintenance costs for Quad Cities Station (nuclear) decreased $2.9 million. Gas distribution system maintenance increased $1.9 million and maintenance costs for general plant increased $1.3 million.

     Depreciation and amortization expense increased $2.2 million for the third quarter of 2001 and $10.2 million for the first nine months of 2001 compared to the respective periods in 2000. The increases were due principally to an increase in depreciation rates implemented in 2001. An increase in utility plant also contributed to the increases.

     Property  and other  taxes  for the  three  months  and nine  months  ended
September 30, 2001, decreased $0.8 million and $3.4 million, respectively, relative to their comparable periods in 2000 due principally to a decrease in Iowa property taxes. For the nine-month comparison, the 2000 period included an accrual for use taxes, which increased total taxes for that period.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gross Margin -

                                      Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                  -------------------     -------------------
                                   2001        2000        2001        2000
                                   ----        ----        ----        ----
                                                 (In millions)
     Operating revenues ...        $110        $123        $545        $277
     Cost of sales ........         105         118         523         257
                                   ----        ----        ----        ----
       Gross margin .......        $  5        $  5        $ 22        $ 20
                                   ====        ====        ====        ====

     Nonregulated revenues and cost of sales consist substantially of nonregulated natural gas marketing operations. The nonregulated natural gas marketing operations include wholesale and retail activities. Approximately 80% of the nonregulated natural gas revenues for the nine months ended September 30, 2001, are related to wholesale sales.

     Gross margin for the nonregulated natural gas operations increased $0.2 million to $1.4 million for the third quarter of 2001. The improvement in gross margin reflects an increase in sales volumes partially offset by a decrease in margin per unit. Revenues from nonregulated natural gas operations decreased for the third quarter of 2001 compared to the third quarter of 2000 due to a decrease in the average price per unit sold, reflective of a 34% decrease in the average cost of gas. The decrease in price per unit was offset partially by an increase in sales volumes of 12 million MMBtus (48%). Cost of sales decreased for the three months ended September 30, 2001, due to the variances in the per-unit cost of gas sold and sales volumes.

     Gross margin for the nonregulated natural gas operations increased $3.5 million to $7.2 million for the first nine months of 2001 compared to the first nine months of 2000. The improvement in gross margin reflects an increase in margin per unit and sales volumes. Revenues from nonregulated natural gas operations increased $279.5 million for the first nine months of 2001. An increase in the average price per unit sold, reflective of a 24% increase in the average cost of gas, accounted for $101.6 million of the increase in revenues. Sales volumes increased 47 million MMBtus (74%) resulting in a $177.9 million increase in revenues. Cost of sales increased $276.0 million for the nine months ended September 30, 2001, due to the increases in the per-unit cost of gas sold and sales volumes.

     As of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their electric power supplier. For the three months ended September 30, 2001, compared to the three months ended September 30, 2000, gross margin related to these sales decreased $0.2 million while gross margin for the nine-month period ended September 30, 2001, increased $0.8 million.

     Nonregulated revenues for the third quarter of 2000 included $4.8 million from MidAmerican Energy's market access service project. The pilot project which concluded in May, 2001, allowed larger Iowa customers that were participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues. Cost of sales related to the market access service project totaled $4.2 million for the third quarter of 2000. For the nine-month comparison, revenues from the project totaled $6.2 million and $13.4 million for 2001 and 2000, respectively; the related cost of sales totaled $5.4 million and $12.5 million for 2001 and 2000, respectively.

     MidAmerican Energy's nonregulated revenues in the third quarter of 2001 include $1.9 million from an award for successful performance under an incentive gas procurement program. Awards totaled $4.1 million and $1.9 million for the first nine months of 2001 and 2000, respectively.

     The first quarter of 2000 also includes $4.4 million of revenues and $2.6 million of cost of sales from the security system operations sold in April 2000.

     Nonregulated Operating Expenses: Other -

     Nonregulated other operating expenses decreased $2.1 million for the quarter ended September 30, 2001, compared to the 2000 quarter ended September 30 due to a decrease in nonregulated activities for MidAmerican Energy and a decrease in sales tax expense. Nonregulated other operating expenses decreased $4.8 million for the nine months ended September 30, 2001 for the same reasons as the quarter. Additionally, the 2000 period included $1.7 million in costs related to the security system operations sold in April 2000. Amortization of MidAmerican Funding goodwill decreased $0.9 million to $25.8 million for the first nine months of 2001.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income -

     Interest income decreased $2.2 million for the three-month period ended September 30, 2001, and increased $2.4 million for the nine-month period ended September 30, 2001, relative to their comparable periods in 2000. A decrease in interest from a joint plant operator for funds held by it reduced interest income by approximately $2.3 million for each of the 2001 periods presented. Interest income increased $1.0 million and $5.9 million in the three-month and nine-month periods, respectively, for interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The increase in the note receivable is a result of the increased balance in receivables sold. A reduction in interest rates also reduced interest income for the periods. Dividend income decreased due to partial liquidation of the preferred stock investment portfolio in the past twelve months.

     Marketable Securities Gains and Losses, Net -

     Net losses on marketable securities for the nine months ended September 30, 2001, increased $0.2 million compared to the nine-month period ended September 30, 2000. The first quarter of 2001 includes a $2.4 million pre-tax loss related to the re-characterization of marketable securities to "trading" as allowed by Statement of Financial Accounting Standards No. 133. The first quarter of 2000 reflects a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding. These decreases for the 2001 period were offset substantially by an increase in net gains realized on marketable securities sold in 2001 compared to the 2000 nine-month period. Additionally, as a result of the re-characterization of the securities in 2001, the statement of income for the 2001 period reflects unrealized gains that would have been recorded in equity in 2000.

     Other, Net -

     Other, Net, which includes a number of non-operating income and deduction items, decreased Non-Operating Income by $0.2 million and $0.8 million for the three months ended September 30, 2001 and 2000, respectively. Other, Net reduced Non-Operating Income by $3.3 million for the nine-month period ended September 30, 2001, and increased Non-Operating Income by $5.2 million for the nine-month period ended September 30, 2000.

     Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $3.1 million and $2.5 million in the third quarter of 2001 and 2000, respectively, and by $11.9 million and $6.9 million for the nine months ended September 30, 2001 and 2000, respectively.

     Income from equity investments increased $0.4 million compared to the third quarter of 2000. For the nine months ended September 30, 2001, income from equity investments increased $1.1 million compared to the same period in 2000.

     Other, Net for the first nine months of 2001 reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars, while the nine-month period ended September 30, 2000, includes a $4.3 million gain on the sale of security companies and $1.3 million from the sale of commercial property and rail cars.

     Income related to corporate-owned life insurance policies decreased $0.2 million and $1.2 million in the three months and nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

     Other, Net, for the 2001 quarter and nine months ended September 30, reflects $0.8 million of income for an allowance for equity funds used during construction. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission.

     Fixed Charges -

     The decrease in interest on long-term debt for the third quarter of 2001 compared to the third quarter of 2000 is due to maturities of MidAmerican Energy and MidAmerican Capital long-term debt and lower interest rates on variable rate debt. The increase in interest on long-term debt for the nine months ended September 30, 2001, compared to the nine-month period in 2000 is due to interest on $162 million of MidAmerican Energy medium-term notes issued in July 2000, net of the impact of maturities in 2000 of MidAmerican Energy and MidAmerican Capital long-term debt and lower interest rates.

     Other interest expense decreased in the 2001 periods compared to the respective periods in 2000 due principally to a reduction in short-term debt outstanding at MidAmerican Energy. Additionally, the second quarter of 2000 includes $0.6 million of interest related to a gas supplier refund that is refundable to customers. These decreases were partially offset by interest related to state and federal income tax assessments in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     MidAmerican Funding has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided from operating activities was $440 million and $285 million for the nine months ended September 30, 2001 and 2000, respectively.

     INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican  Energy's  primary  need for  capital is  utility  construction expenditures. For the first nine months of 2001, utility construction expenditures totaled $151 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $223 million for 2001. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. On July 10, 2001, MidAmerican Energy announced plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.5 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. MidAmerican Energy expects to begin construction in Spring 2002 on the first project, a 540-megawatt natural gas-fired combined cycle unit which has an estimated cost of $368 million. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

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

     Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $55 million for Cooper decommissioning during the period 2001 through 2004. Amounts related to Cooper decommissioning are reflected in Other Operating Expenses in the Consolidated Statements of Income. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to Part II, Item 1- Legal Proceedings, for further discussion of the litigation.

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

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of September 30, 2001, the revolving cash balance was $70 million and the amount outstanding under the subordinated note was $76.3 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of September 30, 2001, $146.1 million of accounts receivable, net of reserves, was sold under the agreement.

     Other Financing Information -

     As of September 30, 2001, MHC had a $4 million line of credit to provide for short-term financing needs, all of which was unused.

     As of September 30, 2001, MidAmerican Capital had unsecured revolving credit facilities in the amount of $6 million, under which no debt was outstanding. MidAmerican Capital has $46.7 million of long-term debt outstanding at September 30, 2001, which matures annually through 2002.

     MidAmerican Funding or one of its subsidiaries may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. The repurchases or exchanges, if any, will depend on prevailing market conditions, the issuing company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. On October 16, 2000, MidAmerican Energy filed with the FERC a plan for MidAmerican Energy to comply with Order No. 2000 by participating in the formation of a for profit independent transmission company. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Co. LLC and integrate their electric transmission systems into a single, coordinated system.

     Accounting Effects of Industry Restructuring -

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation. As of September 30, 2001, MidAmerican Funding had $218.1 million of regulatory assets and $9.5 million of regulatory liabilities on its Consolidated Balance Sheet.

     Rate Matters: Electric -

     In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On July 12, 2001, MidAmerican Energy, the Office of Consumer Advocate and other parties jointly filed a proposed settlement with the Iowa Utilities Board that, if approved, will freeze the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, will reinstate the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the proposed settlement, 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year would be deferred as a regulatory liability to be used to offset a portion of the cost of new generating plant investments. The Iowa Utilities Board held a public hearing on the proposed settlement in October 2001, and interested parties submitted briefs thereafter. The Iowa Utilities Board's decision on approving the proposed settlement is pending.

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

     On September 21, 2001, MidAmerican Energy filed a petition with the South Dakota Public Utilities Commission (SDPUC) to increase its South Dakota natural gas rates by $3.7 million annually. Under South Dakota law, the SDPUC may suspend the new rates for up to six months during the pendency of rate proceedings.

     On October 19, 2001 MidAmerican Energy filed a petition with the Illinois Commerce Commission to increase its Illinois natural gas rates by $3.2 million annually. A final decision on the petition is required within eleven months of the date of filing.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of September 30, 2001, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B(1) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

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

     Generating Capability -

     MidAmerican Energy is interconnected with Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand.

     MidAmerican Energy believes it has adequate electric capacity reserve through 2003 and continues to manage its generating resources to ensure an adequate reserve in the future. MidAmerican Energy has announced plans to add a 540-megawatt natural gas-fired combined cycle unit to be completed in two phases between 2003 and 2005. An additional 900 megawatts of coal-fired generation is expected to be operational later this decade. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

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

     MidAmerican   Energy  has  been  able  to  maintain  its  capacity  reserve requirement and has not been adversely affected by seasonal price variations in the wholesale market.

ACCOUNTING ISSUES

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment on an annual basis. These standards are effective for MidAmerican Funding beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase net income for the nine months ended September 30, 2001 and 2000, by $25.8 million and $26.7 million, respectively; however, MidAmerican Funding has not quantified the impact resulting from the adoption of the other provision of these standards.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible, long-lived assets, and the associated asset retirement costs. This pronouncement is effective for years beginning after June 15, 2002. MidAmerican Funding is evaluating the impact that adoption of this standard will have on its financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.  EGAL PROCEEDINGS
-------------------------

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





                                                     MIDAMERICAN FUNDING, LLC
                                                   -----------------------------
                                                            (Registrant)




Date  November 9, 2001                                  /s/  Patrick J. Goodman
    ------------------                             -----------------------------
                                                             Patrick J. Goodman
                                                   Vice President and Treasurer