Form 10-K405
period 2001-12-31
MIDAMERICAN FUNDING LLC
filed 2002-03-27
CIK 1098296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

All of the member's equity of MidAmerican Funding, LLC is held by MidAmerican Energy Holdings Company as of March 20, 2002.

MidAmerican Funding, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

                            MIDAMERICAN FUNDING, LLC

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                      Part I                              Page
Item 1   Business
           General Overview...............................................    3
           Financial Information About Industry Segments..................    3
           Description of Business........................................    3
             Business of MidAmerican Funding and MHC......................    3
             Business of MidAmerican Energy...............................    4
             Regulated Electric Operations ...............................    6
             Regulated Natural Gas Operations.............................    9
             Nonregulated Operations......................................   10
             Regulation...................................................   11
             Business of MidAmerican Capital..............................   15
             Business of Midwest Capital..................................   15
Item 2   Properties.......................................................   15
Item 3   Legal Proceedings................................................   17
Item 4   Submission of Matters to a Vote of Security Holders..............   17

                                   Part II
Item 5   Market for the Registrant's Common Equity and
           Related Stockholder Matters....................................   18
Item 6   Selected Financial Data..........................................   18
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   18
Item 8   Financial Statements and Supplementary Data......................   18
Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................   18

                                  Part III
Item 10  Directors and Executive Officers of the Registrant...............   19
Item 11  Executive Compensation...........................................   20
Item 12  Security Ownership of Certain Beneficial Owners
           and Management.................................................   20
Item 13  Certain Relationships and Related Transactions...................   20

                                   Part IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   21
Signatures ...............................................................   83
Exhibit Index.............................................................   84

                                     PART I

ITEM 1.  BUSINESS
-----------------

(A)  GENERAL OVERVIEW

     MidAmerican Funding, LLC is an Iowa limited liability company that was formed in March 1999. Its sole member is MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., formerly known as MidAmerican Energy Holdings Company, which owns all of the common stock of MidAmerican Energy Company, MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co. MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa.

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


(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information on MidAmerican Funding's segments of business is included under the Note titled "Segment Information" in Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

(C)  DESCRIPTION OF BUSINESS

                     BUSINESS OF MIDAMERICAN FUNDING AND MHC
                     ---------------------------------------

     MidAmerican Funding conducts no business other than activities related to the issuance of its debt securities and the ownership of MHC.

     MHC conducts no business other than the ownership of its subsidiaries. MHC's interests include 100% of the common stock of MidAmerican Energy, MidAmerican Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. It accounts for the predominant part of MHC's assets and earnings. MidAmerican Capital manages marketable securities and passive investment activities. Midwest Capital functions as a regional business development company in MidAmerican Energy's service territory.

MidAmerican  Services provides  comprehensive  energy services to commercial and
industrial  companies,   and  MEC  Construction  provides  nonregulated  utility
construction services.

     For the year ended December 31, 2001, 99.2% of MidAmerican Funding's operating revenues were from MidAmerican Energy.

     MidAmerican Funding and its subsidiaries had 3,784 full-time employees as of December 31, 2001.

                         BUSINESS OF MIDAMERICAN ENERGY
                         ------------------------------

     MidAmerican Energy is the largest energy company headquartered in Iowa, with assets as of December 31, 2001, and revenues for 2001 totaling $3.6 billion and $2.7 billion, respectively. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 2001, MidAmerican Energy had 673,000 retail electric customers and 652,000 retail natural gas customers.

     In addition to retail sales, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities outside of MidAmerican Energy's delivery system. These sales are referred to as wholesale sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

     MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

     MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 4% of its total 2001 electric operating revenues or 4% of its total 2001 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with food products, the manufacturing, processing and fabrication of primary metals, real estate, farm and other non-electrical machinery, and cement and gypsum products.

     MidAmerican  Energy  also  conducts  a  number  of  nonregulated   business
activities,   including  natural  gas  marketing.  Refer  to  the  "Nonregulated
Operations" section later in Part I for further discussion.

     For  the  year  ended  December  31,  2001,   MidAmerican   Energy  derived
approximately 48% of its gross operating revenues from its regulated electric business, 32% from its regulated gas business and 20% from its nonregulated business activities. For 2000 and 1999, the corresponding percentages were 48% electric, 37% gas and 15% nonregulated; and 63% electric, 30% gas and 7% nonregulated, respectively. The change in revenue mix is principally driven by an increase in natural gas prices and in nonregulated natural gas sales activity.

     The following tables present historical regulated electric sales data related to customer class and jurisdictions.

                             Total Regulated Electric Sales
                                    By Customer Class

                             2001         2000         1999
                             ----         ----         ----
Residential                  20.6%        20.7%        21.0%
Small General Service        15.3         15.9         16.7
Large General Service        25.8         28.6         26.9
Other                         7.3          5.4          4.5
Sales for Resale             31.0         29.4         30.9
                            -----        -----        -----

Total                       100.0%       100.0%       100.0%
                            =====        =====        =====

                             Regulated Retail Electric Sales
                                        By State

                             2001         2000         1999
                             ----         ----         ----
Iowa                         88.6%        89.3%        88.9%
Illinois                     10.6         10.0         10.4
South Dakota                  0.8          0.7          0.7
                            -----        -----        -----

Total                       100.0%       100.0%       100.0%
                            =====        =====        =====


     The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

                                Total Regulated Gas Sales
                                    By Customer Class

                             2001         2000          1999
                             ----         ----          ----
Residential                  34.5%        34.9%        39.1%
Small General Service        18.2         17.4         19.8
Large General Service         1.5          2.2          2.4
Other                         1.7          1.2          1.7
Sales for resale             44.1         44.3         37.0
                            -----        -----        -----
Total                       100.0%       100.0%       100.0%
                            =====        =====        =====


                               Regulated Retail Gas Sales
                                        By State

                             2001         2000          1999
                             ----         ----          ----
Iowa                         78.9%        78.0%        78.8%
Illinois                      9.8         10.2         10.3
South Dakota                 10.5         11.0         10.1
Nebraska                      0.8          0.8          0.8
                            -----        -----        -----

Total                       100.0%       100.0%       100.0%
                            =====        =====        =====

     There are seasonal variations in MidAmerican Energy's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 2001, 38% of MidAmerican Energy's regulated electric revenues were reported in the months of June, July, August and September, and 59% of MidAmerican Energy's regulated gas revenues were reported in the months of January, February, March and December.

     At December 31, 2001, MidAmerican Energy had 3,768 full-time employees of which 1,756 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires February 29, 2004, and covers 1,675 employee members.

REGULATED ELECTRIC OPERATIONS

     The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In August 2001, MidAmerican Energy recorded an hourly peak demand of 3,758 MW, which was 75 MW less than MidAmerican Energy's record hourly peak of 3,833 MW set in July 1999.

     MidAmerican Energy's accredited net generating capability in the summer of 2001 was 4,735 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system, net of the effect of capacity purchases and sales, and consists of MidAmerican Energy-owned generation and generation under power purchase contracts. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2, Properties, for detail of the accredited net generating capability for the summer of 2001.

     MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system and is responsible for the safety and reliability of the bulk electric system.

     In November 2001, MAPPCOR, the contractor to MAPP, sold its transmission-related assets to the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). The Midwest ISO now has responsibility for administration of MAPP's Open-Access Transmission Tariff.

     Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by MAPP. MidAmerican Energy's reserve margin at peak demand for 2001 was approximately 25%.

     MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems. Refer to Item 2, Properties, for detail of transmission lines.

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001 MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. FERC approval of the plan is pending. Transferring the operation and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

Fuel Supply for Electric Operations
-----------------------------------

     MidAmerican Energy's sources of fuel for electric generation were as follows for the periods shown:

                          Year Ended December 31,
                       2001         2000         1999
                      -----        -----        -----

     Coal              74.4%        75.9%        70.9%
     Nuclear*          24.3         23.6         28.2
     Gas*               1.2          0.3          0.7
     Oil/Hydro          0.1          0.2          0.2
                      -----        -----        -----
         Total        100.0%       100.0%       100.0%
                      =====        =====        =====

     *Nuclear and gas include generation purchased through power purchase contracts with Nebraska Public Power District and Cordova Energy Company LLC, respectively. Refer to Item 2, Properties, for detail of generating facilities.

     MidAmerican   Energy  is  no  longer  allowed  to  recover  through  energy adjustment clauses a portion of its energy costs relating to retail sales. Accordingly, fluctuations in energy costs now affect MidAmerican Energy's earnings.

     All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna
Basin mines. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are, and will continue to be, satisfactory. Additional information regarding MidAmerican Energy's coal supply contracts is included in Note (4)(h) of Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

     MidAmerican Energy can use both Union Pacific Railroad and Burlington Northern and Santa Fe Railway as originating carriers of its coal supply. Coal is delivered directly to Neal Energy Center by Union Pacific and to Council Bluffs Energy Center by Union Pacific or Burlington Northern. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by either Burlington Northern or Union Pacific for transportation to its destination by the I&M Rail Link. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

     MidAmerican Energy has an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operation in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased.

     MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station, a nuclear power plant. Exelon Generation Company, LLC, the other joint owner and the operator of Quad Cities Station is a subsidiary of Exelon Corporation.

     Approximately one-third of the nuclear fuel assemblies in the core at Quad Cities Station Units 1 and 2 is replaced every 24 months. Unit 2 began a refueling outage in February 2002 and Unit 1 is scheduled for the fall of 2002.

     MidAmerican Energy has been advised by Exelon Generation that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2002 can be met under existing supplies or commitments. Exelon Generation foresees no problem in obtaining the remaining requirements now or obtaining future requirements. Exelon Generation further advises that enrichment services contracted through 2007 provide flexibility as to the quantity purchased. Commitments for fuel fabrication have been obtained at least through 2007. Exelon Generation does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     MidAmerican Energy purchases one-half of the power and energy of Cooper Nuclear Station through a long-term power purchase contract with Nebraska Public Power District. Approximately 25% of the fuel in the core at Cooper must be replaced approximately every 18 months. A refueling outage was completed in early January 2002. Nebraska Public Power District has informed MidAmerican Energy that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation and Nebraska Public Power District, as required by the Nuclear Waste Act, each signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. The Nebraska Public Power District has informed MidAmerican Energy that there is on-site storage capability at Cooper sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. Exelon Generation has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2005. For Quad Cities Station, Exelon Generation has informed MidAmerican Energy that they plan to develop interim spent fuel storage installation at Quad Cities Station to store additional spent nuclear fuel in dry casks. Exelon Generation expects the bulk of the construction work will be done in 2004.

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

     MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2001, approximately 31% of total gas delivered through MidAmerican Energy's system was under gas transportation service.

Fuel Supply and Capacity
------------------------

     MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

     MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas, Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. Firm capacity in excess of
MidAmerican Energy's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past Iowa Utilities Board and South Dakota Public Utility Commission rulings have allowed MidAmerican Energy to retain 30% of Iowa and South Dakota margins, respectively, earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

     MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the Iowa Utilities Board gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Program, which currently has been extended through 2002. Under the program, as amended, MidAmerican Energy is required to file with the Iowa Utilities Board every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is in effect in South Dakota. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers.

     MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

     On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. MidAmerican Energy's 2001/2002 winter heating season peak-day delivery of 932,615 MMBtus was reached on March 3, 2002. This peak-day delivery included approximately 73% traditional sales service and 27% transportation service.

     The supply sources utilized by MidAmerican Energy to meet its 2001/2002 peak-day deliveries to its traditional sales service customers were:

                                                 Thousands        Percent
                                                    of              of
                                                   MMBtus          Total
                                                 ---------        -------

     Leased Storage and Peak Shaving Plants        260.3            38.4%
     Firm Supply                                   418.1            61.6
                                                   -----           -----
     Total                                         678.4           100.0%
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

NONREGULATED OPERATIONS

     MidAmerican Energy's nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services. A majority of MidAmerican Energy's nonregulated revenue is generated by its nonregulated natural gas marketing services. MidAmerican Energy purchases gas from producers and third party marketers and sells it to wholesalers and end-users. MidAmerican Energy's nonregulated natural gas marketing services currently operate in Iowa, Illinois, Kansas, Ohio, South Dakota and other states to a lesser extent. In addition, MidAmerican Energy manages gas supplies for a number of commercial end-users and sells these customers gas to meet their supply requirements. Sales volumes for these nonregulated gas marketing services totaled 124 million MMBtus, 78 million MMBtus, and 43 million MMBtus for 2001, 2000 and 1999, respectively.

     As of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their provider of electric supply services. Residential customers all receive the opportunity to select their electric supplier beginning May 1, 2002. MidAmerican Energy's nonregulated revenues include agency fees and other revenues related to these supply services.

     Nonregulated revenues of MidAmerican Energy also include awards received for successful performance under its Incentive Gas Supply Procurement Plan discussed in the "Regulated Natural Gas Operations" section.

     Historical nonregulated revenues for MidAmerican Energy are shown below (in millions):

                                          2001        2000        1999
                                          ----        ----        ----

     Nonregulated wholesale gas           $400        $282        $100
     Nonregulated retail gas               118          71           1
     Nonregulated retail electric           10          17          11
     Other                                  16          20          10
                                          ----        ----        ----
                                          $544        $390        $122
                                          ====        ====        ====

REGULATION

General Utility Regulation
--------------------------

     MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the FERC in regard to numerous activities, including the issuance of securities, accounting policies and practices, electricity sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

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

     Under Illinois law, new rates may become effective 45 days after filing with the Illinois Commerce Commission, or on such earlier date as the Illinois Commerce Commission may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. Under Illinois electric tariffs, MidAmerican Energy's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than
                                      -11-
capacity and margins on interchange sales) with other utilities. MidAmerican Energy's cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

     In December 1997, Illinois enacted a law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the Illinois Commerce Commission and transitions portions of the traditional electric services to a competitive environment. In general, the law limits the Illinois Commerce Commission's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Also, the law permits utilities to eliminate their fuel adjustment clauses and incorporates provisions by which earnings in excess of allowed amounts are either partially refunded to customers or are used to accelerate a company's regulatory asset cost recovery. Electric rates are frozen, subject to certain exceptions allowing for increases, until 2005.

     The  FERC  regulates   MidAmerican  Energy's  rates  charged  to  wholesale
customers.

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

     Under the terms of a long-term power purchase contract with Nebraska Public Power District, MidAmerican Energy has contracted to purchase through September 21, 2004, one-half of the power and energy from Cooper, which is located near Brownville, Nebraska. MidAmerican Energy pays for one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of fuel costs (including the Department of Energy disposal fee) based upon energy delivered. MidAmerican Energy is not subject to the jurisdiction of the Nuclear Regulatory Commission with respect to Cooper and the long-term power purchase contract with Nebraska Public Power District. Nebraska Public Power District, as the sole owner, licensee and operator of Cooper, is thereby the only entity subject to the jurisdiction of the Nuclear Regulatory Commission with respect to Cooper. Under the terms of the long-term power purchase contract, Nebraska Public Power District is required to assure that Cooper is in compliance with all of the Nuclear Regulatory Commission regulations.

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

     MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Nebraska Public Power District maintains an internal account and an external trust for decommissioning funds associated with Cooper to which MidAmerican Energy has made contributions in the past. MidAmerican Energy is currently accumulating funds in a separate MidAmerican Energy bank account. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station and Cooper. In Illinois, Cooper nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, Quad Cities Station and Cooper decommissioning costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 2001 was $19.9 million. Refer to Note
(4)(g) - Cooper  Litigation,  in Notes to Consolidated  Financial  Statements in
Part IV, Item 14 of this Form 10-K for discussion of a proceeding related to Cooper.

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

     Air Quality -

     Essentially all utility generating units are subject to the provisions of the Clean Air Act Amendments of 1990 which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances.
MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 60% of MidAmerican Energy's electric generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the Clean Air Act Amendments of 1990. Title IV, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     In accordance with the requirements of Section 112 of the Clean Air Act Amendments of 1990, the EPA has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In February 1998, EPA issued its Final Report to Congress, indicating that mercury is the hazardous air pollutant of greatest potential concern from coal-fired generating units and that additional research and monitoring are necessary. As such the EPA issued a request under Section 114 of the Clean Air Act Amendments of 1990 requiring all electric utilities to provide information that will allow the EPA to calculate the annual mercury emissions from each coal-fired generating unit for the calendar year 1999. In December 2000, the EPA concluded that it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. It is anticipated that rules will be developed to regulate these emissions in 2003 or 2004. The cost to MidAmerican Energy of reducing its mercury emissions would depend on available technology at the time, but could be material.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $22 million to $68 million. MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 2001, was $22 million. The Illinois Commerce Commission has approved the use of a tariff rider that permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

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

                         BUSINESS OF MIDAMERICAN CAPITAL
                         -------------------------------

     MidAmerican Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities. Investments include marketable securities, energy-related diversification and equipment leases. MidAmerican Capital manages these activities through its nonregulated investment companies. Assets of MidAmerican Capital totaled $184 million as of December 31, 2001.

INVESTMENTS

     MidAmerican Capital's investments totaled $181 million and $211 million at December 31, 2001 and 2000, respectively, including a $73 million note receivable from MidAmerican Energy Holdings in both periods. A majority of the remaining investment dollars relate to investment grade marketable securities and equipment leases. As discussed below, MidAmerican Capital and its subsidiaries also have investments in energy projects, technology development interests and venture capital funds.

     MidAmerican Capital's marketable securities portfolio, totaling $21 million and $49 million at December 31, 2001 and 2000, respectively, consists substantially of a managed preferred stock portfolio. The preferred stocks have been issued by companies having investment grade senior debt ratings by Moody's or Standard & Poor's.

     MidAmerican Capital holds equity participations in equipment leases primarily for passenger and freight transport aircraft. These investments totaled $46 million and $48 million at December 31, 2001 and 2000, respectively.

     In  addition,  MidAmerican  Capital  and several of its  subsidiaries  have
indirect   investments,   through   venture  capital  funds,  in  a  variety  of
nonregulated energy production technologies.

                           BUSINESS OF MIDWEST CAPITAL
                           ---------------------------

     Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $10 million as of December 31, 2001. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 2,000-acre master planned residential and business community in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress.

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

     The net accredited generating capacity of MidAmerican Energy, along with participation purchases and sales, net, are shown for summer 2001 accreditation.

                                                                        Company's Share of
                                                   Percent             Accredited Generating
                       Plant                      Ownership  Fuel          Capability (MW)
     ------------------------------------------    ---------  ----      ----------------------
     Steam Electric Generating Plants:
       Council Bluffs Energy Center
         Unit No. 1                                 100.0     Coal              43
         Unit No. 2                                 100.0     Coal              88
         Unit No. 3                                  79.1     Coal             534
       George Neal Station
         Unit No. 1                                 100.0     Coal             135
         Unit No. 2                                 100.0     Coal             300
         Unit No. 3                                  72.0     Coal             371
         Unit No. 4                                  40.6     Coal             261
       Louisa Unit                                   88.0     Coal             616
       Ottumwa Unit                                  52.0     Coal             368
       Riverside Station
         Unit No. 3                                 100.0     Coal               5
         Unit No. 5                                 100.0     Coal             130
                                                                             -----
                                                                             2,851
                                                                             -----
     Combustion Turbines:
       Coralville - 4 units                          100.0     Gas/Oil          64
       Electrifarm - 3 units                         100.0     Gas/Oil         200
       Moline - 4 units                              100.0     Gas/Oil          64
       Parr - 2 units                                100.0     Gas/Oil          32
       Pleasant Hill Energy Center - 3 units         100.0     Oil             160
       River Hills Energy Center - 8 units           100.0     Gas/Oil         120
       Sycamore Energy Center - 2 units              100.0     Gas/Oil         149
                                                                             -----
                                                                               789
                                                                             -----
     Nuclear:
       Cooper                                         (1)      Nuclear         379
       Quad Cities Station
         Unit No. 1                                  25.0      Nuclear         190
         Unit No. 2                                  25.0      Nuclear         193
                                                                             -----
                                                                               762
                                                                             -----

     Combined Cycle:  Cordova Energy Center           (2)      Gas             250

     Hydro:   Moline - 4 units                       100.0     Water             3

     Portable Power Modules - 28 units               100.0     Oil              56
                                                                             -----

     Net Accredited Generating Capacity                                      4,711
     Participation Purchases and Sales, Net                                     24
                                                                             -----
     Total Net Accredited Generating Capability                              4,735
                                                                             =====

     (1) Cooper is owned by the Nebraska Public Power District and the amount shown is MidAmerican Energy's entitlement (50%) of Cooper's accredited capacity under a power purchase contract extending to September 2004.

     (2) Cordova is owned by Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings. The amount shown above is MidAmerican Energy's entitlement (50%) of Cordova's net accredited capacity under a purchase power contract extending to May 2004.

     The electric transmission system of MidAmerican Energy at December 31, 2001, included 897 miles of 345-kV lines and 1,122 miles of 161-kV lines.

     The gas distribution facilities of MidAmerican Energy at December 31, 2001, included 20,561 miles of gas mains and services.

     Substantially all the former Iowa-Illinois Gas and Electric Company utility property and franchises, and substantially all of the former Midwest Power Systems electric utility property located in Iowa, or approximately 79% of gross utility plant, is pledged to secure mortgage bonds.

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

Cooper Litigation
-----------------

     Information on MidAmerican Energy's litigation with Nebraska Public Power District regarding Cooper Nuclear Station is included in Note (4)(g) of Notes to Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Reference is made to Note (1)(j)- "Accounting for Derivatives" in Notes to Consolidated Financial Statements in Part IV, Item 14, of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Reference is made to Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
     AND FINANCIAL DISCLOSURE
     ------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Information concerning the current managers and executive officers of MidAmerican Funding is as follows:

(A)  IDENTIFICATION
                                                         Served in     Served as
                                  Present                 Present       Manager
     Name                Age      Position              Position Since   Since
     ----                ---      --------              -------------- --------


     David L. Sokol       45  Chairman, Chief Executive
                                  Officer and Manager           1999      1999

     Gregory E. Abel      39  President and Chief Operating
                                  Officer and Manager           1999      2001

     Patrick J. Goodman   35  Vice President and Treasurer      1999      1999

     Delbert D. Weber     69  Independent Manager               1999      1999

     Officers are elected annually by the Board of Managers. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B) BUSINESS EXPERIENCE

     DAVID L. SOKOL has been MidAmerican Funding's Chief Executive Officer and Chairman of the Board of Managers since MidAmerican Funding's formation in March 1999. Mr. Sokol has been Chief Executive Officer of MidAmerican Energy Holdings since April 19, 1993 and served as President of MidAmerican Energy Holdings from April 19, 1993 until January 21, 1995. He has been Chairman of the Board of Directors of MidAmerican Energy Holdings since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company and Ogden Projects, Inc.

     GREGORY E. ABEL has been MidAmerican Funding's President and Chief Operating Officer since its formation in March 1999 and a manager since 2001. Mr. Abel joined MidAmerican Energy Holdings in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by PriceWaterhouse. As a Manager in the San Francisco office of PriceWaterhouse, he was responsible for clients in the energy industry.

     PATRICK J. GOODMAN has been MidAmerican Funding's Vice President and Treasurer since April 1999. Mr. Goodman joined MidAmerican Energy Holdings in June 1995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MidAmerican Energy Holdings, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

     DELBERT D. WEBER has been MidAmerican Funding's Independent Manager since March 1999. Dr. Weber serves as President of the Omaha Community Foundation, a position he assumed on September 1,

1998. He retired in July 1997 as Chancellor Emeritus, after serving as Chancellor of the University of Nebraska at Omaha for 20 years. Dr. Weber has also served on the boards of directors of several prominent Omaha-based charities and community organizations.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         -------------------------------------------------------
         FORM 8-K
         --------

(A)1.    FINANCIAL STATEMENTS (INCLUDED HEREIN)
                                                                       Page No.
                                                                       --------
         Selected Consolidated Financial Data..........................   22
         Management's Discussion and Analysis of Financial Condition
           And Results of Operations...................................   23
         Consolidated Statements of Income
           For the Years Ended December 31, 2001, 2000 and 1999........   41
         Consolidated Statements of Comprehensive Income
           For the Years Ended December 31, 2001, 2000, and 1999.......   42
         Consolidated Balance Sheets
           As of December 31, 2001 and 2000............................   43
         Consolidated Statements of Cash Flows
           For the Years Ended December 31, 2001, 2000 and 1999........   44
         Consolidated Statements of Capitalization
           As of December 31, 2001 and 2000............................   46
         Consolidated Statements of Retained Earnings
           For the Years Ended December 31, 2001, 2000 and 1999........   47
         Notes to Consolidated Financial Statements....................   48
         Independent Auditors' Report..................................   81


(A)2.    FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

         The following schedule should be read in conjunction with the aforementioned financial statements.

                                                                       Page No.
                                                                       --------
         Consolidated Valuation and Qualifying Accounts (Schedule II) .   82

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

     See Exhibit Index on page 84.

(B)  REPORTS ON FORM 8-K

     None.

                            MIDAMERICAN FUNDING, LLC
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                  MIDAMERICAN FUNDING                           MHC (PREDECESSOR)
                                      -----------------------------------------    --------------------------------------
                                                YEARS ENDED       MAR. 12, 1999    JAN. 1, 1999        YEARS ENDED
                                               DECEMBER 31,          THROUGH         THROUGH           DECEMBER 31,
                                      ------------------------     DECEMBER 31       MARCH 11,     -----------------------
                                          2001         2000           1999             1999         1998         1997
                                      ----------    ----------    -------------    ------------    ----------   ----------
INCOME STATEMENT DATA:
Revenues............................  $2,752,474    $2,576,870      $1,488,855       $396,495      $1,813,713   $1,990,141
Operating income ...................     300,085       327,560         227,133         58,898         271,412      276,726
Income from continuing
    operations (a)..................     103,087       126,784         124,077         16,789         127,154      139,332
Net income .........................     103,087       126,784         135,335         17,210         131,318      135,104

                                                AS OF DECEMBER 31,                                    AS OF DECEMBER 31,
                                      ----------------------------------------                     -----------------------
                                         2001            2000           1999                          1998         1997
                                      ----------    ----------     -----------                     ----------   ----------
BALANCE SHEET DATA:
Total assets........................  $5,175,472    $5,423,009      $5,212,387                     $4,244,336   $4,278,091
Long-term debt (b)..................   1,544,969     1,670,636       1,642,476                      1,045,548    1,178,769
Power purchase obligation (b).......      25,867        52,282          68,049                         83,127       97,504
Short-term borrowings...............      91,780        81,600         204,000                        339,826      138,054
Preferred securities not subject
    to mandatory redemption.........      31,759        31,759          31,759                         31,759       31,763
Preferred securities subject
    to mandatory redemption (c).....     126,680       150,000         151,598                        150,000      150,000
Member's equity (d).................   1,974,605     1,874,787       1,800,416                      1,200,950    1,301,286

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

COMPANY STRUCTURE

     MidAmerican Funding, LLC is an Iowa limited liability company that was formed in March 1999. The sole member of MidAmerican Funding is MidAmerican Energy Holdings Company. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., formerly known as MidAmerican Energy Holdings Company, which owns all of the common stock of MidAmerican Energy Company, MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

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

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis (MD&A) addresses the financial statements of MidAmerican Funding and MHC. The financial statements of MidAmerican Funding include the results of MHC beginning March 12, 1999. As discussed above, MHC's investment in MidAmerican Realty was distributed to MidAmerican Energy Holdings in October 1999. Accordingly, the operating results of MidAmerican Realty are reflected as discontinued operations in the 1999 period.

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

                              RESULTS OF OPERATIONS
                              ---------------------

     The following is a discussion of the historical results of MidAmerican Funding and its predecessor, MHC, for the periods presented on the Consolidated Statements of Income in this Form 10-K. Results for MidAmerican Funding include the results of MHC beginning March 12, 1999, in conjunction with the acquisition of MHC by MidAmerican Funding. The impact of the acquisition is reflected in MidAmerican Funding's results of operations, including predominately interest costs on debt issued by MidAmerican Funding to complete the acquisition and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. Since the 1999 periods presented are not comparable to the twelve months ended December 31, 2000, the emphasis of the 1999 discussions is on fluctuations from "normal" or unusual items that may cause the reported results of operations to not necessarily be indicative of future operating results.

RESULTS OF OPERATIONS OF MIDAMERICAN FUNDING FOR THE YEAR ENDED
---------------------------------------------------------------
DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------

REGULATED GROSS MARGIN

Regulated Electric Gross Margin:
--------------------------------

                                             2001        2000
                                            ------      ------
                                               (In millions)
     Operating revenues                     $1,318      $1,212
     Cost of fuel, energy and capacity         276         246
                                            ------      ------
         Electric gross margin              $1,042      $  966
                                            ======      ======

     Electric gross margin for 2001, increased $76 million compared to 2000 due principally to an improvement in wholesale sales margins.

     MidAmerican Energy's margins on wholesale sales increased $63.5 million compared to 2000. The increase was due to an increase in the average margin per unit sold and an 11.7% increase in related sales volumes compared to 2000. Wholesale sales are the delivery of energy to other utilities, municipalities and marketers outside of MidAmerican Energy's delivery system.

     Additionally, electric margin for 2001 increased $21.6 million compared to 2000 due to a refund accrual in 2000 that reduced electric margin. The refund accrual was for a revenue sharing arrangement in Iowa that terminated December 31, 2000. Refer to "Rate Matters" in the "Operating Activities and Other Matters" section of MD&A for a discussion of the current arrangement.

     The impact of temperatures increased electric gross margin approximately $2 million compared to 2000. Temperature conditions during the cooling season in 2001 were slightly hotter than 2000 while temperatures during the heating season in 2001 were slightly milder than in 2000. Other usage factors not dependent on weather increased electric margin by $9.7 million compared to 2000. In total, retail sales of electricity increased 3.2% in 2001.

     In 2001, MidAmerican Energy recorded gains from the sales of emission allowances which improved electric margin by $3.3 million compared to 2000. Revenues from transmission services increased $4.0 million compared to 2000 due to additional revenues from the Mid-Continent Area Power Pool.

     An increase in the average cost of energy per unit sold for Iowa retail sales reduced electric gross margin by $20.3 million compared to 2000. The increase in the average cost of energy per unit sold was due in part to an increase in coal costs and increased use of combustion turbines and combined cycle plants.

     Electric revenues from the recovery of energy efficiency program costs decreased $6.0 million compared to 2000. Changes in these revenues are substantially matched with corresponding changes in other operating expenses. MidAmerican Energy began recovering from customers its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs on September 29, 1997. Deferred energy efficiency costs are costs previously incurred by MidAmerican Energy, which, in accordance with rate treatment, were not charged to expense until recovery from customers began. Recovery of deferred energy efficiency costs occurred over a four-year period from the date collection began for each phase. The decrease in 2001 of the recovery of energy efficiency program costs is due to completion in 2001 of the final recovery phase. Approximately $28.8 million of MidAmerican Energy's 2001 electric revenues were from the recovery of energy efficiency program costs compared to $34.8 million in 2000.

Regulated Gas Gross Margin:
---------------------------
                               2001      2000
                               ----      ----
                                (In millions)
     Operating revenues        $869      $930
     Cost of gas sold           675       721
                               ----      ----
         Gas gross margin      $194      $209
                               ====      ====

     Regulated gas revenues include purchase gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations from purchase gas adjustment clauses.

     Warmer temperature conditions in the second and fourth quarters of 2001 compared to the same quarters in 2000 and conservation by customers due to higher prices in early 2001 resulted in a $9 million decrease in gas margin compared to 2000. Other usage factors not dependent on weather resulted in a $4.7 million decrease in gas margin compared to 2000. In total, retail sales of natural gas decreased 7.2% compared to 2000. The decrease in gas margin due to warmer temperature conditions was partially mitigated by a $1.7 million gain on a weather derivative financial instrument.

     Recovery of gas energy efficiency costs decreased $1.2 million for 2001 compared to 2000 due to the completion of the final four-year recovery phase.
Consistent with electric revenues, changes in gas revenues from energy efficiency cost recovery are substantially offset by corresponding changes in other operating expenses. Additionally, margin on gas transported decreased $1.1 million.

REGULATED OPERATING EXPENSES

     Other Operating Expenses -

     Regulated other operating expenses increased $30.5 million for 2001 compared to 2000. An increase in Cooper Nuclear Station costs resulted in a $23.4 million increase to other operating expenses. Other increases include a $15.9 million increase in pension and other post-employment benefits costs, a $7.9 million increase in the allowance for uncollectible accounts and a $4.2 million increase in electric distribution expense. The increases were partially offset by a $7.3 million reduction in Quad Cities Station operating expenses, a $4.5 million reduction in energy efficiency amortization and program costs and decreases in various other costs.

     Maintenance -

     Maintenance expenses for 2001 compared to 2000 increased $11.3 million. Fossil fuel generating plant maintenance expenses increased $8.6 million, while maintenance costs for Quad Cities Station (nuclear) decreased $5.7 million. Electric distribution system maintenance increased $5.4 million in part due to a more aggressive tree-trimming program. Gas distribution maintenance expenses increased $3.0 million.

     Depreciation and Amortization -

     Depreciation and amortization expense increased $57.2 million in 2001 compared to 2000. During 2001, MidAmerican Energy recorded $47.1 million of amortization expense related to the establishment of a regulatory liability for a revenue sharing arrangement in Iowa. The Iowa Utilities Board approved a settlement agreement, which includes the revenue sharing arrangement, in December 2001. Refer to "Rate Matters" in the "Operating Activities and Other Matters" section of MD&A for further discussion. In addition, utility plant depreciation expense increased as a result of an increase in depreciation rates in 2001 and an increase in utility plant.

     Property and Other Taxes -

     Property and other taxes decreased $3.1 million for 2001 compared to 2000 due to a reduction in MidAmerican Energy's Iowa property tax assessed values.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Nonregulated Gas Gross Margin -

                              2001      2000
                             ------    ------
                              (In millions)
     Operating revenues      $529.7    $386.9
     Cost of gas sold         521.3     382.7
                             ------    ------
          Gross margin       $  8.4    $  4.2
                             ======    ======

     Nonregulated revenues and cost of sales consist substantially of nonregulated natural gas marketing operations. The nonregulated natural gas marketing operations include wholesale and retail activities. Approximately 76% of the nonregulated natural gas revenues for 2001 are from wholesale sales.

     Gross margin for the nonregulated natural gas operations increased $4.2 million to $8.4 million for 2001 compared to 2000. The improvement in gross margin reflects an increase in margin per unit and sales volumes. Revenues from nonregulated natural gas operations increased $142.8 million compared to 2000. Sales volumes increased 38 million MMBtus (44%) resulting in a $168.9 million increase in revenues. A decrease in the average price per unit sold, reflective of a 5% decrease in the average cost of gas, partially offset the increase due to sales volumes, reducing revenues by $26.1 million. Related cost of sales increased $138.6 million for 2001 due to the increase in sales volumes, offset partially by the decrease in the average cost of gas.

     Other Nonregulated Revenues and Cost of Sales -

     As of December 31, 2000, all non-residential customers in Illinois had been phased in to allow them to select their electric power supplier. For 2001 compared to 2000, gross margin related to these sales increased $4.4 million to $4.5 million.

     Nonregulated revenues from MidAmerican Energy's market access service project totaled $6.2 million and $17.9 million for 2001 and 2000, respectively; the related cost of sales totaled $5.4 million for 2001 and $16.9 million for 2000. The pilot project, which concluded in May 2001, allowed larger Iowa customers that were participating in the project to choose their electric power supplier. MidAmerican Energy's revenues from project participants related to non-supply services, such as distribution and transmission, are reflected in regulated electric revenues.

     MidAmerican Energy's nonregulated revenues also include pre-tax income from awards for successful performance under its incentive gas procurement program. Under the program, if MidAmerican Energy's cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The awards totaled $4.1 million and $3.9 million in 2001 and 2000, respectively.

     Nonregulated revenues and cost of sales decreased due to the sale in April 2000 of security system operations. The first quarter of 2000 includes $4.4 million of revenues and $2.6 million of cost of sales from those operations.

     Nonregulated revenues and cost of sales also include amounts from nonregulated services performed for regulated customers of MidAmerican Energy, including distribution maintenance. Revenues, costs and margin decreased in 2001 compared to 2000.

     Nonregulated Operating Expenses: Other -

     Nonregulated other operating expenses decreased $4.8 million for 2001 compared to 2000 due to a decrease in cost related to nonregulated services for MidAmerican Energy regulated customers and a decrease in sales tax expense. Additionally, 2000 includes $1.7 million in costs related to the security system operations sold in April 2000.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest and Dividend Income-

     Interest income decreased $4.7 million and dividend income decreased $1.6 million for 2001 compared to 2000. A decrease in interest from a joint plant operator for funds held by it reduced interest income by approximately $2.3 million, while interest related to income tax refunds decreased $6.1 million. A reduction in interest rates also reduced interest income for 2001. Interest income increased

$5.4 million compared to 2000 for interest income on a note receivable related to MidAmerican Energy's accounts receivable sold. The increase in the note receivable is a result of the increased balance in receivables sold. Dividend income decreased due to partial liquidation of the preferred stock investment portfolio in the past twelve months.

     Marketable Securities Gains and Losses, Net -

     Net losses on marketable securities for 2001 decreased $2.8 million compared to 2000 due to a decrease in net losses realized on sales of the preferred stock investment portfolio in 2001 compared to 2000. The impact of the decrease in net losses on the sales of the preferred stock investment portfolio was partially offset by the comparative effect of 2000 including a $2.0 million pre-tax gain on the sale of the remaining shares of McLeodUSA common stock held by MidAmerican Funding. Additionally, in the first quarter of 2001 MidAmerican Funding recorded a $2.4 million unrealized pre-tax loss related to the re-characterization of its available-for-sale marketable securities, namely the preferred stock investment portfolio, to "trading" as allowed by Statement of Financial Accounting Standards No. 133. As a result of the re-characterization of the securities, the Consolidated Statement of Income for 2001 reflects unrealized gains and losses on those securities. In 2000, unrealized gains and losses on marketable securities were recorded in equity.

     Other, Net -

     Other, Net, which includes a number of non-operating income and deduction items, increased Non-Operating Income by $3.0 million in 2001 and $10.9 million in 2000.

     Other, Net includes a discount on sold accounts receivable, net of a subservicer fee charged to MidAmerican Energy Funding Corporation for servicing the accounts. The discount is designed to cover the expenses of MidAmerican Energy Funding Corporation, including bad debt expense, subservicer fees, monthly administrative costs and interest. The discount is recorded in Other, Net because it is not reflected in utility cost of service for regulatory purposes. The discount, net of the subservicer fee, reduced Other, Net by $13.1 million and $8.3 million in 2001, and 2000, respectively.

     Income related to the cash surrender value of corporate-owned life insurance policies totaled $5.3 million and $9.3 million for 2001 and 2000, respectively. The income for 2001 includes a gain from common stock received as a result of an initial stock offering by one of the insurance providers. Income for 2000 includes $7.4 million related to benefits paid on several policies.

     Income from equity investments increased $3.0 million compared to 2000. In addition, Other, Net for 2001 reflects a $1.4 million gain on the sale of MidAmerican Energy rail cars, while 2000 includes a $4.3 million gain on the sale of MidAmerican Funding's security system companies and $2.1 million from the sale of commercial property, rail cars and other assets.

     Other, Net for 2001 reflects $1.6 million of income for an allowance for equity funds used during construction. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission.

     Fixed Charges and Preferred Dividends -

     Interest on long-term debt of MidAmerican Energy decreased in 2001 compared to 2000 due to long-term debt maturities and a reduction in interest rates on variable rate debt. These decreases were partially offset by interest related to MidAmerican Energy debt issued in July 2000. Interest on long-term debt decreased as a result of the maturity of MidAmerican Capital long-term debt and increased due to the refinancing of MidAmerican Funding parent company long-term debt.

     Other interest expense decreased $3.8 million in 2001 compared to 2000 due principally to a reduction in the average amount of short-term debt outstanding at MidAmerican Energy and lower interest rates. Additionally, interest for 2000 includes $0.6 million related to a gas supplier refund that is refundable to utility customers. These decreases were partially offset by interest related to state and federal income tax assessments in 2001.

     Preferred dividends of subsidiaries decreased due to the reacquisition of preferred shares in April and November 2001. A loss of $0.2 million on those acquisitions is reflected in preferred dividends.

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

REGULATED OPERATING EXPENSES

     Other operating expenses totaled $348 million for the period March 12, 1999 through December 31, 1999. As mentioned in the gross margin discussions, other operating expenses includes energy efficiency program costs. For MidAmerican
Funding such costs totaled approximately $36 million during this period. MidAmerican Energy incurred approximately $3 million in operating costs related to its year 2000 readiness efforts during the period.

     Property and other taxes were reduced by an adjustment of $0.8 million for property taxes related to periods prior to the March 12, 1999 merger.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     Revenues from nonregulated operations include $83 million from nonregulated natural gas activities. Nonregulated cost of sales reflects $80 million of related cost of gas.

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

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

     For the period January 1, 1999 through March 11, 1999, nonregulated natural
gas  marketing   activities  accounted  for  $22  million  and  $21  million  of nonregulated revenues and nonregulated cost of sales, respectively.

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

     As reflected on the Consolidated Statements of Cash Flows, MidAmerican Funding's net cash provided from continuing operations was $459 million for the year 2001, $304 million for the year 2000, and $121 million for March 12, 1999, through December 31, 1999. MHC's net cash from continuing operations totaled $104 million for the period January 1, 1999, through March 11, 1999.

INVESTING ACTIVITIES AND PLANS

     Utility Construction Expenditures -

     MidAmerican Energy's primary need for capital is utility construction expenditures. For the year ended December 31, 2001, utility construction expenditures totaled $250 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

     Forecasted utility construction expenditures, including allowance for funds used during construction are $332 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.8 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. The first project is a 540-megawatt natural gas-fired combined cycle unit with an estimated cost of $416 million. MidAmerican Energy expects to begin construction on the first project in Spring 2002 following receipt of all regulatory approvals. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Nuclear Decommissioning -

     Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2002 through 2006 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 60% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected in Depreciation and Amortization in the Consolidated Statements of Income.

     Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $54 million for Cooper decommissioning during the period 2002 through 2004. Amounts related to Cooper decommissioning are reflected in Other Operating Expenses in the Consolidated Statements of Income. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to Note (4)(g) of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K for further discussion of the litigation.

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

     Contractual Obligations and Commercial Commitments -

     MidAmerican Funding has various contractual obligations and commercial commitments. Following is a table summarizing, as of December 31, 2001, the material cash obligations of MidAmerican Funding (in millions).

                                                                Period Payments are Due
                                                           --------------------------------------
                                                                    2003 -    2005 -     After
                                                 Total      2002      2004      2006      2006
                                               --------    ------   -------   -------    --------
Type of Obligation:
-------------------
Long-term debt, excluding unamortized
  debt premium and discount, net               $1,545.9    $188.2    $161.3    $251.0    $  945.4
Mandatorily redeemable preferred securities        26.7       6.7      13.3       6.7          --
Mandatorily redeemable preferred
  securities of subsidiary trust (1)              100.0        --        --        --       100.0
Operating leases (2)                               12.9       5.5       5.7       1.2         0.5
Power purchase contract                            25.9      17.4       8.5        --          --
Coal, electricity and natural gas
  contract commitments (2)                        531.2     182.2     240.8      67.9        40.3
                                               --------    ------    ------    ------    --------
  Total                                        $2,242.6    $400.0    $429.6    $326.8    $1,086.2
                                               ========    ======    ======    ======    ========

     (1) The mandatorily redeemable preferred securities of subsidiary trust were redeemed on March 11, 2002.

     (2) The operating leases and fuel and energy commitments are not reflected on the Consolidated Balance Sheets. Refer to Note (4)(h) in Notes to Consolidated Financial Statements for a discussion of these commitments.

    The above table includes MidAmerican Funding's unconditional purchase obligations. MidAmerican Funding has other types of commitments that are subject to change and relate primarily to the following:

          -    Construction   expenditures   (see   Note   (4)(a)  in  Notes  to
               Consolidated  Financial  Statements)

          - Manufactured gas plant facilities (see Note (4)(b) in Notes to Consolidated Financial Statements)

          - Nuclear decommissioning costs (see Note (4)(e) in Notes to Consolidated Financial Statements)

     As of December 31, 2001, MidAmerican Funding had financial guarantees totaling $1.4 million, $1.1 million of which expire in 2002, that were not reflected on its Consolidated Balance Sheets.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

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

     On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% medium-term notes due in 2031. The proceeds will be used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002 MidAmerican Energy redeemed all of its MidAmerican-obligated preferred securities of subsidiary trust that the securities at 100% of the principal amount plus accrued interest.

     MidAmerican Energy has on file with the Securities and Exchange Commission a registration statement for $500 million in various forms of senior and subordinated, unsecured long-term debt and preferred securities, $100 million of which remains available following the issuance of the $400 million of medium-term notes discussed above.


     MidAmerican Energy has authorization from the Federal Energy Regulatory Commission to issue up to an additional $100 million in various forms of long-term debt following the issuance of the $400 million of medium-term notes discussed above. MidAmerican Energy will also need authorization from the Illinois Commerce Commission prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican Energy need only provide the Illinois Commerce Commission with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The Illinois Commerce Commission is required to hold a hearing before issuing its authorization.

     Accounts Receivable Sold -

     In 1997, MidAmerican Energy entered into a revolving agreement, which expires in October 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding
Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2001, the revolving cash balance was $44 million, down $26 million from December 31, 2000, and the amount outstanding under the subordinated note was $28.7 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Funding's Consolidated Balance Sheets. As of December 31, 2001, $71.5 million of accounts receivable, net of reserves, was sold under the agreement.

     Other Financing Information -

     As of December 31, 2001, MHC had a $4 million line of credit to provide for short-term financing needs, of which $2.4 million was outstanding.

     MidAmerican Capital has $23.3 million of long-term debt outstanding at December 31, 2001, which matures in October 2002.

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

     The law also provides for Illinois earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.5% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2001 was 14.34%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

     The energy crisis and related events in California has heightened concerns nationally about deregulation of the electric utility industry. Accordingly, the pace of deregulation in Iowa and elsewhere has slowed considerably. MidAmerican Energy will continue to work with regulators and legislators on deregulation issues.

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. FERC approval of the plan is pending. Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

      Critical Accounting Policies -

          Accounting for Regulatory Entities
          ----------------------------------

     MidAmerican Funding's significant accounting policies are described in Note
(1) of Notes to Consolidated Financial Statements. MidAmerican Funding's most critical accounting policy is the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," at MidAmerican Energy.

     A possible consequence of deregulation in the utility industry is that SFAS No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71,

MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation. As of December 31, 2001, MidAmerican Funding had $221.1 million of regulatory assets and $62.4 million of regulatory liabilities on its Consolidated Balance Sheet.

     Other accounting policies that MidAmerican Funding believes are critical include the following:

          Revenue Recognition
          -------------------

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month.

          Accounting for Derivatives and Energy Trading Activities
          --------------------------------------------------------

     MidAmerican Funding accounts for its energy trading activities in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10 and SFAS No. 133, as amended and interpreted, which require certain energy trading and energy derivative contracts to be accounted for at fair value.

     EITF 98-10 also allows two methods of recognizing energy trading contracts in the income statement. The "gross" method provides that energy trading contracts are recorded at their full value in revenues and expenses. The other method is the "net" method in which revenues and expenses are netted and only the trading margin is reflected in revenues. MidAmerican Energy uses the gross method for those energy trading contracts for which they have a choice.

     Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board (FASB). To the extent that changes by the DIG modify current guidance, including the normal purchases and normal sales determination, the accounting treatment for derivatives may change.

     See Note (1)(j) in Notes to Consolidated Financial Statements for further discussion related to accounting for derivatives.

          Contingent Liabilities
          ----------------------

     MidAmerican Funding establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

     New Accounting Pronouncements -

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30,

2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment on an annual basis. These standards were effective for MidAmerican Funding beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase MidAmerican Funding's net income for 2001, 2000 and March 12 through December 31, 1999 by $34.4 million, $35.4 million and $34.1 million, respectively; however, MidAmerican Funding has not quantified the impact resulting from the adoption of the other provision of these standards.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. MidAmerican Funding is evaluating the impact of this pronouncement on its balance sheet, but does not believe adoption will have a material impact on its results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This standard was effective for MidAmerican Funding on January 1, 2002. MidAmerican Funding does not anticipate any impact on its results of operations, cash flows or financial condition as a result of implementing this standard.

     Rate Matters -

     In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On December 21, 2001, the Iowa Utilities Board approved a settlement agreement that freezes the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, reinstates the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. An amount equal to the regulatory liability will be recorded as depreciation expense. As of December 31, 2001, MidAmerican Energy has recorded a $47.1 million regulatory liability that is reflected in Regulatory Liabilities on the Consolidated Balance Sheet.

     On September 21, 2001, MidAmerican Energy filed a petition with the South Dakota Public Utilities Commission (SDPUC) to increase its South Dakota natural gas rates. On February 20, 2002, the SDPUC approved a settlement agreement allowing increased rates of $3.1 million annually.

     On October 19, 2001, MidAmerican Energy filed a petition with the Illinois Commerce Commission to increase its Illinois natural gas rates by $3.2 million annually. A final decision on the petition is required within eleven months of the date of filing.

     On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. The Iowa Utilities Board may adjust the requested interim amount and delay its implementation for up to ninety days. MidAmerican Energy expects the final rates, which may differ from the requested amount, to be implemented in the fourth quarter of 2002.

     Environmental Matters -

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of December 31, 2001, was $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (4)(b) of Notes to Consolidated Financial Statements for further discussion of MidAmerican Energy's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

     In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy could incur increased costs and a decrease in wholesale electric revenues if its generating stations are located in nonattainment areas. Refer to Note (4)(c) of Notes to Consolidated Financial Statements for further discussion of this issue.

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

     MidAmerican Energy is financially exposed to movements in energy prices since it no longer recovers fluctuations in its energy costs through an energy adjustment clause in Iowa. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

     MidAmerican   Energy  has  been  able  to  maintain  its  capacity  reserve requirement and has not been adversely affected by seasonal price variations in the wholesale market.

     Cooper Nuclear Station -

     Under a long-term power purchase contract with the Nebraska Public Power District, MidAmerican Energy purchases one-half of the output of Cooper. The Nuclear Regulatory Commission (NRC) has notified the Nebraska Public Power District that, effective April 1, 2002, it will place Cooper in its "Multiple Repetitive Degraded Cornerstone" category of the NRC's Reactor Oversight Process Action Matrix. As a result, the NRC will conduct extensive diagnostic inspections at Cooper, which are currently anticipated to be completed during the month of June 2002. MidAmerican Energy cannot, at this time, predict the outcome of the NRC inspections and their impact on the operation of Cooper. The Nebraska Public Power District has informed MidAmerican Energy that it is currently developing an improvement plan which it believes will address the issues that caused Cooper to be placed into this category.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     MidAmerican Funding is exposed to market risk, including changes in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, MidAmerican Funding enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of MidAmerican Funding's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities. MidAmerican Funding regularly performs sensitivity analysis of its outstanding positions and adheres to strict value-at-risk parameters. MidAmerican Funding uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities, financing activities and preferred stock investing operations. Refer to Note (1)(j) in Notes to Consolidated Financial Statements for further discussion of price risk and the accounting for derivative instruments.

     Energy Trading Activities -

     MidAmerican Energy's net assets associated with energy trading activities outstanding at December 31, 2001, totaled $1.8 million. Of the open positions at December 31, 2001, 96% are scheduled to be realized within twelve months. Refer to Note (1)(j) in Notes to Consolidated Financial Statements for a discussion of derivates, including derivative instruments used for trading purposes.

                            MIDAMERICAN FUNDING, LLC
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                              MHC
                                                       MIDAMERICAN FUNDING               (PREDECESSOR)
                                             ---------------------------------------------------------
                                                 YEAR          YEAR       MARCH 12, 1999  JAN. 1, 1999
                                                 ENDED         ENDED         THROUGH        THROUGH
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 11,
                                                 2001          2000           1999           1999
                                              -----------    -----------    -----------    -----------
OPERATING REVENUES
Regulated electric ........................   $ 1,318,129    $ 1,212,411    $   969,739    $   208,963
Regulated gas .............................       869,132        929,555        400,323        159,634
Nonregulated ..............................       565,213        434,904        118,793         27,898
                                              -----------    -----------    -----------    -----------
                                                2,752,474      2,576,870      1,488,855        396,495
                                              -----------    -----------    -----------    -----------
OPERATING EXPENSES
Regulated:
   Cost of fuel, energy and capacity ......       275,904        245,926        179,915         40,232
   Cost of gas sold .......................       674,883        721,395        264,133         99,980
   Other operating expenses ...............       445,192        414,643        348,440         93,940
   Maintenance ............................       138,343        127,077         97,787         18,302
   Depreciation and amortization ..........       250,315        193,092        151,130         39,417
   Property and other taxes ...............        71,705         74,778         61,259         15,758
                                              -----------    -----------    -----------    -----------
                                                1,856,342      1,776,911      1,102,664        307,629
                                              -----------    -----------    -----------    -----------
Nonregulated:
   Cost of sales ..........................       534,365        405,143        101,817         23,547
   Other ..................................        61,682         67,256         57,241          6,421
                                              -----------    -----------    -----------    -----------
                                                  596,047        472,399        159,058         29,968
                                              -----------    -----------    -----------    -----------
   Total operating expenses ...............     2,452,389      2,249,310      1,261,722        337,597
                                              -----------    -----------    -----------    -----------

OPERATING INCOME ..........................       300,085        327,560        227,133         58,898
                                              -----------    -----------    -----------    -----------
NON-OPERATING INCOME
Interest income ...........................        21,102         25,767         18,034          1,411
Dividend income ...........................         2,242          3,848          4,255          1,331
Marketable securities gains and losses, net        (1,124)        (3,958)        77,983         15,214
Other, net ................................         2,974         10,899          2,325        (18,133)
                                              -----------    -----------    -----------    -----------
                                                   25,194         36,556        102,597           (177)
                                              -----------    -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ................       109,224        110,033         93,533         14,814
Other interest expense ....................         6,417         10,244          7,536          3,145
Preferred dividends of subsidiaries .......        12,524         12,935          9,561          2,831
Allowance for borrowed funds ..............        (1,661)        (1,273)        (1,022)          (235)
                                              -----------    -----------    -----------    -----------
                                                  126,504        131,939        109,608         20,555
                                              -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ....................       198,775        232,177        220,122         38,166
INCOME TAXES ..............................        95,688        105,393         96,045         21,377
                                              -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS .........       103,087        126,784        124,077         16,789
INCOME FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES .....................            --             --         11,258            421
                                              -----------    -----------    -----------    -----------
NET INCOME ................................   $   103,087    $   126,784    $   135,335    $    17,210
                                              ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                             MHC
                                                                   MIDAMERICAN FUNDING                   (PREDECESSOR)
                                                          --------------------------------------------   ------------
                                                             YEAR           YEAR        MARCH 12, 1999   JAN. 1, 1999
                                                             ENDED          ENDED          THROUGH         THROUGH
                                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,     MARCH 11,
                                                             2001           2000            1999            1999
                                                          ------------   ------------    ------------    ---------

NET INCOME ............................................     $ 103,087      $ 126,784      $ 135,335      $  17,210
                                                            ---------      ---------      ---------      ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET
Unrealized gains (losses) on available-for-sale
  securities:
  Unrealized holding gains (losses) during period-
    Before income taxes ...............................        (5,315)         3,870         77,942         79,236
    Income tax (expense)/benefit ......................         1,860         (1,355)       (27,280)       (27,733)
                                                            ---------      ---------      ---------      ---------
                                                               (3,455)         2,515         50,662         51,503
                                                            ---------      ---------      ---------      ---------
    Less reclassification adjustment for realized gains
      (losses) reflected in net income during period-
      Before income taxes .............................        (2,410)        (3,958)        77,983         15,214
      Income tax (expense)/benefit ....................           844          1,385        (27,294)        (5,325)
                                                            ---------      ---------      ---------      ---------
                                                               (1,566)        (2,573)        50,689          9,889
                                                            ---------      ---------      ---------      ---------
      Net unrealized gains (losses) ...................        (1,889)         5,088            (27)        41,614
                                                            ---------      ---------      ---------      ---------

Unrealized gains (losses) on cash flow hedges:
  Unrealized net gains during period-
    Before income taxes ...............................         7,690             --             --             --
    Income tax expense ................................        (3,197)            --             --             --
                                                            ---------      ---------      ---------      ---------
                                                                4,493             --             --             --
                                                            ---------      ---------      ---------      ---------
    Less reclassification adjustment for realized net
      gains reflected in net income during period-
      Before income taxes .............................         1,757             --             --             --
      Income tax expense ..............................          (731)            --             --             --
                                                            ---------      ---------      ---------      ---------
                                                                1,026             --             --             --
                                                            ---------      ---------      ---------      ---------
      Net unrealized gains ............................         3,467             --             --             --
                                                            ---------      ---------      ---------      ---------

Minimum pension liability adjustment:
  Before income taxes .................................        (8,295)        (4,087)            --             --
  Income tax benefits .................................         3,448          1,699             --             --
                                                            ---------      ---------      ---------      ---------
    Net adjustment ....................................        (4,847)        (2,388)            --             --
                                                            ---------      ---------      ---------      ---------

Other comprehensive income (loss), net ................        (3,269)         2,700            (27)        41,614
                                                            ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME ..................................     $  99,818      $ 129,484      $ 135,308      $  58,824
                                                            =========      =========      =========      =========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 AS OF DECEMBER 31,
                                                                               -----------------------
                                                                                  2001         2000
                                                                               ----------   ----------
ASSETS
UTILITY PLANT
Electric ...................................................................   $4,598,372   $4,471,839
Gas ........................................................................      867,277      831,203
                                                                               ----------   ----------
                                                                                5,465,649    5,303,042
Less accumulated depreciation and amortization .............................    2,847,979    2,680,420
                                                                               ----------   ----------
                                                                                2,617,670    2,622,622
Construction work in progress ..............................................       80,276       38,584
                                                                               ----------   ----------
                                                                                2,697,946    2,661,206
                                                                               ----------   ----------
POWER PURCHASE CONTRACT ....................................................       48,185       82,231
                                                                               ----------   ----------
CURRENT ASSETS
Cash and cash equivalents ..................................................       20,270       10,018
Marketable securities, trading .............................................       20,743           --
Receivables, less reserves of $733 and $300, respectively ..................      167,969      457,366
Inventories ................................................................       83,339       69,130
Prepaid taxes ..............................................................       23,956       22,889
Other ......................................................................       12,640       14,218
                                                                               ----------   ----------
                                                                                  328,917      573,621
                                                                               ----------   ----------
INVESTMENTS AND NONREGULATED PROPERTY, NET .................................      519,680      502,167
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET .....................    1,279,143    1,313,558
REGULATORY ASSETS...........................................................      221,120      240,934
OTHER ASSETS ...............................................................       80,481       49,292
                                                                               ----------   ----------
TOTAL ASSETS ...............................................................   $5,175,472   $5,423,009
                                                                               ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Member's equity ............................................................   $1,974,605   $1,874,787
MidAmerican Energy preferred securities, not subject to mandatory redemption       31,759       31,759
Preferred securities, subject to mandatory redemption:
    MidAmerican Energy preferred securities ................................       26,680       50,000
    MidAmerican Energy-obligated preferred securities of subsidiary trust
       holding solely MidAmerican Energy junior subordinated debentures ....      100,000      100,000
Long-term debt (excluding current portion) .................................    1,357,782    1,345,703
                                                                               ----------   ----------
                                                                                3,490,826    3,402,249
                                                                               ----------   ----------
CURRENT LIABILITIES
Notes payable ..............................................................       91,780       81,600
Current portion of long-term debt ..........................................      187,187      324,933
Current portion of power purchase contract .................................       17,398       16,554
Accounts payable ...........................................................      185,528      336,175
Taxes accrued ..............................................................       61,269      131,378
Interest accrued ...........................................................       27,813       27,955
Other ......................................................................       44,132       37,853
                                                                               ----------   ----------
                                                                                  615,107      956,448
                                                                               ----------   ----------
OTHER LIABILITIES
Power purchase contract ....................................................        8,469       35,728
Deferred income taxes ......................................................      564,334      591,667
Investment tax credit ......................................................       61,292       66,209
Quad Cities Station decommissioning ........................................      158,349      153,100
Regulatory liabilities .....................................................       62,378        9,787
Other ......................................................................      214,717      207,821
                                                                               ----------   ----------
                                                                                1,069,539    1,064,312
                                                                               ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES .......................................   $5,175,472   $5,423,009
                                                                               ==========   ==========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                        MHC
                                                                              MIDAMERICAN FUNDING                   PREDECESSOR
                                                                 ----------------------------------------------    ------------
                                                                   YEAR             YEAR         MARCH 12, 1999    JAN. 1, 1999
                                                                   ENDED            ENDED            THROUGH         THROUGH
                                                                 DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      MARCH 11,
                                                                    2001            2000              1999             1999
                                                                 -----------      -----------      -----------      -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................     $   103,087      $   126,784      $   135,335      $    17,210
Adjustments to reconcile net income to net cash provided:
   (Income)/loss from discontinued operations ..............              --               --          (11,258)            (421)
   Depreciation and amortization ...........................         286,590          230,140          181,763           39,865
   Deferred income taxes and investment tax credit, net ....         (32,543)         (18,547)        (114,775)          (2,327)
   Amortization of other assets and liabilities ............          38,750           19,595           29,272           12,035
   Gain on sale of securities, assets and other investments           (1,358)          (2,124)         (78,906)         (15,478)
   Net changes in accrued customer rate credits ............         (21,531)           6,724           10,213            3,346
   Cash inflows (outflows) of accounts receivable
     securitization ........................................         (26,000)          12,877          (12,877)          10,000
   Impact of changes in working capital, net of effects from
     discontinued operations ...............................         117,874          (58,199)         (25,637)          38,190
   Other ...................................................          (6,190)         (13,651)           7,865            1,532
                                                                 -----------      -----------      -----------      -----------
     Net cash provided by continuing operations ............         458,679          303,599          120,995          103,952
     Net cash provided by (used in) discontinued operations               --               --           28,967             (429)
                                                                 -----------      -----------      -----------      -----------
     Net cash provided by operating activities .............         458,679          303,599          149,962          103,523
                                                                 -----------      -----------      -----------      -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................        (250,073)        (215,727)        (186,651)         (16,924)
Quad Cities Station decommissioning trust fund .............          (8,299)          (8,302)          (8,181)          (2,189)
Nonregulated capital expenditures ..........................          (2,541)          (3,229)         (16,295)          (6,058)
Purchase of assets and long-term investments ...............          (2,274)          (6,345)          (3,722)            (140)
Purchase of available-for-sale securities ..................              --          (52,937)         (92,516)         (30,575)
Proceeds from sale of securities
   Available for sale ......................................              --           81,840          498,484           91,110
   Held to maturity ........................................              --               --               --            2,984
Proceeds from sale of assets and other investments .........             358           24,041            1,964            1,097
Note receivable from affiliate .............................         (53,800)          24,477         (122,565)              --
Purchase of MHC, net of cash received ......................              --               --       (2,429,532)              --
Investments in discontinued operations .....................              --               --           (7,751)              --
Other investing activities, net ............................           8,126            6,067            9,649           (8,128)
                                                                 -----------      -----------      -----------      -----------
   Net cash provided by (used in) continuing operations ....        (308,503)        (150,115)      (2,357,116)          31,177
   Net cash used in discontinued operations ................              --               --          (35,079)          (1,056)
                                                                 -----------      -----------      -----------      -----------
   Net cash provided by (used in) investing activities .....        (308,503)        (150,115)      (2,392,195)          30,121
                                                                 -----------      -----------      -----------      -----------

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                                                          MHC
                                                                             MIDAMERICAN FUNDING                     (PREDECESSOR)
                                                                   -----------------------------------------------   -------------
                                                                      YEAR             YEAR         MARCH 12, 1999    JAN. 1, 1999
                                                                      ENDED            ENDED           THROUGH          THROUGH
                                                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,       MARCH 11,
                                                                       2001             2000             1999              1999
                                                                    -----------      -----------      -----------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid .........................................     $        --      $   (54,000)     $        --      $   (30,359)
Issuance of long-term debt, net of issuance costs and rate swap         198,150          160,992          706,525                -
Retirement of long-term debt, including reacquisition cost ....        (324,933)        (134,293)        (105,868)            (127)
Reacquisition of common and preferred shares ..................         (23,320)              --               --          (50,629)
Equity contribution from parent ...............................              --               --        1,727,651               --
Repayment of MidAmerican Capital Company unsecured
   revolving credit facility ..................................              --               --               --          (34,600)
Net increase (decrease) in notes payable ......................          10,179         (122,400)         (85,952)         (15,274)
                                                                    -----------      -----------      -----------      -----------
   Net cash provided by (used in) continuing operations .......        (139,924)        (149,701)       2,242,356         (130,989)
   Net cash provided by discontinued operations ...............              --               --           12,661            1,719
                                                                    -----------      -----------      -----------      -----------
   Net cash provided by (used in) financing activities ........        (139,924)        (149,701)       2,255,017         (129,270)
                                                                    -----------      -----------      -----------      -----------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS
   OF DISCONTINUED OPERATIONS .................................              --               --           (6,549)            (234)
                                                                    -----------      -----------      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................          10,252            3,783            6,235            4,140
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............          10,018            6,235               --            6,107
                                                                    -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................     $    20,270      $    10,018      $     6,235      $    10,247
                                                                    ===========      ===========      ===========      ===========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized .....................     $   109,026      $   116,747      $    84,753      $    15,458
                                                                    ===========      ===========      ===========      ===========
Income taxes paid .............................................     $   200,098      $   117,593      $   203,192      $     8,401
                                                                    ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      AS OF DECEMBER 31,
                                                                          --------------------------------------------
                                                                                  2001                   2000
                                                                          ---------------------    -------------------
MEMBER'S EQUITY
Paid in capital........................................................    $1,669,753              $1,669,753
Retained earnings......................................................       305,448                 202,361
Accumulated other comprehensive income (loss), net:
  Unrealized gain on securities........................................         3,172                   5,061
  Unrealized gain on cash flow hedges..................................         3,467                       -
  Minimum pension liability adjustments................................        (7,235)                 (2,388)
                                                                           ----------              ----------
                                                                            1,974,605     56.5%     1,874,787    55.1%
                                                                           ----------     -----    ----------    -----
MIDAMERICAN ENERGY PREFERRED SECURITIES
  (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding; not subject to mandatory redemption:
  $3.30 Series, 49,451 shares.........................................         4,945                    4,945
  $3.75 Series, 38,305 shares.........................................         3,831                    3,831
  $3.90 Series, 32,630 shares.........................................         3,263                    3,263
  $4.20 Series, 47,362 shares.........................................         4,736                    4,736
  $4.35 Series, 49,945 shares.........................................         4,994                    4,994
  $4.40 Series, 50,000 shares.........................................         5,000                    5,000
  $4.80 Series, 49,898 shares.........................................         4,990                    4,990
                                                                           ---------               ----------
                                                                              31,759       0.9%        31,759     0.9%
                                                                           ---------      -----    ----------    -----
Cumulative shares outstanding; subject to mandatory redemption:
  $5.25 Series, zero and 100,000 shares, respectively.................             -                   10,000
  $7.80 Series, 266,800 and 400,000 shares, respectively..............        26,680                   40,000
                                                                           ---------               ----------
                                                                              26,680       0.8%        50,000     1.5%
                                                                           ---------      -----    ----------    -----
MIDAMERICAN ENERGY-OBLIGATED PREFERRED SECURITIES
MidAmerican Energy-obligated mandatorily redeemable cumulative preferred securities of subsidiary trust holding solely
  MidAmerican Energy junior subordinated debentures:
    7.98% Series, 4,000,000 shares....................................       100,000       2.9%       100,000     2.9%
                                                                           ---------      -----    ----------    -----

LONG-TERM DEBT
MidAmerican Energy mortgage bonds:
  7.125% Series, due 2003.............................................       100,000                  100,000
  7.70% Series, due 2004..............................................        55,630                   55,630
  7% Series, due 2005.................................................        90,500                   90,500
  7.375% Series, due 2008.............................................        75,000                   75,000
  7.45% Series, due 2023..............................................         6,940                    6,940
  6.95% Series, due 2025..............................................        12,500                   12,500
MidAmerican Energy pollution control revenue obligations:
  5.75% Series, due periodically through 2003.........................         4,320                    5,760
  6.7% Series, due 2003...............................................         1,000                    1,000
  6.1% Series, due 2007...............................................         1,000                    1,000
  5.95% Series, due 2023 (secured by general mortgage bonds)..........        29,030                   29,030
  Variable rate series -
    Due 2016 and 2017, 1.77% and 4.56%, respectively.................         37,600                   37,600
    Due 2023 (secured by general mortgage bonds)
      1.77% and 4.56%, respectively..................................         28,295                   28,295
      Due 2023, 1.77% and 4.56%, respectively..........................        6,850                    6,850
      Due 2024, 1.77% and 4.56%, respectively..........................       34,900                   34,900
      Due 2025, 1.77% and 4.56%, respectively..........................       12,750                   12,750


        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
              CONSOLIDATED STATEMENTS OF CAPITALIZATION (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          AS OF DECEMBER 31,
                                                                           ---------------------------------------------
                                                                                    2001                     2000
                                                                           ---------------------    --------------------

LONG-TERM DEBT (CONTINUED)
MidAmerican Energy notes:
  8.75% Series, due 2002 ...............................................   $        --              $       240
  7.375% Series, due 2002 ..............................................            --                  162,000
  6.375% Series, due 2006 ..............................................       160,000                  160,000
Obligation under capital lease .........................................         1,364                    1,538
Unamortized debt premium and discount, net .............................          (939)                  (1,451)
                                                                           -----------              -----------
    Total utility ......................................................       656,740     18.8%        820,082    24.1%
                                                                           -----------     ----     -----------    ----

Nonregulated subsidiaries notes:
8.52% Series, due 2000 through 2002 ....................................            --       -%          23,334     0.7%
                                                                           -----------     ----     -----------    ----

MidAmerican Funding parent debt:
  6.339% Senior Secured Notes Due 2009 .................................       175,000                  175,000
  6.75% Senior Secured Notes Due 2011 ..................................       200,000                       --
  6.927% Senior Secured Notes Due 2029 .................................       325,000                  325,000
    Other ..............................................................         1,042                    2,287
                                                                           -----------              -----------
      Total MidAmerican Funding Parent .................................       701,042     20.1%        502,287    14.8%
                                                                           -----------     ----     -----------    ----
                                                                             1,357,782     38.9%      1,345,703    39.6%
                                                                           -----------     ----     -----------    ----

TOTAL CAPITALIZATION ...................................................   $ 3,490,826    100.0%   $ 3,402,249    100.0%
                                                                           ===========    =====     ===========   =====

                            MIDAMERICAN FUNDING , LLC
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (IN THOUSANDS)

                                                                                                       MHC
                                                           MIDAMERICAN FUNDING                    (PREDECESSOR)
                                             --------------------------------------------------   -------------
                                                 YEAR              YEAR          MARCH 12, 1999    JAN. 1, 1999
                                                 ENDED             ENDED            THROUGH          THROUGH
                                              DECEMBER 31,       DECEMBER 31,     DECEMBER 31,       MARCH 11,
                                                   2001              2000            1999              1999
                                              ------------       ------------     -------------   -------------

BEGINNING OF PERIOD .....................       $202,361           $129,577           $     --         $355,000
                                                --------           --------           --------         --------

NET INCOME ..............................        103,087            126,784            135,335           17,210
                                                --------           --------           --------         --------

DEDUCT:
Repurchase of common shares .............             --                 --                 --           33,134
Dividends declared on common shares .....             --             54,000                 --           30,359
Distribution of subsidiary to parent ....             --                 --              5,758               --
                                                --------           --------           --------         --------
                                                      --             54,000              5,758           63,493
                                                --------           --------           --------         --------

END OF PERIOD ...........................       $305,448           $202,361           $129,577         $308,717
                                                ========           ========           ========         ========

        The accompanying notes are an integral part of these statements.

                            MIDAMERICAN FUNDING, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A)  COMPANY STRUCTURE:

     MidAmerican Funding, LLC is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Funding's direct wholly owned subsidiary is MHC Inc., which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings are exempt public utility holding companies headquartered in Des Moines, Iowa. MHC's principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct wholly owned subsidiaries of MHC are MidAmerican Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

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

     (B) CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican Funding and its subsidiaries. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain classification of amounts for 2001 are different than that of prior years. Accordingly, historical amounts have been reclassified. Amounts related to MidAmerican Realty are reflected as discontinued operations (refer to Note 8).

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

     A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards (SFAS) No. 71 may no longer apply.
SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulaton legislation. The following regulatory assets represent costs that are expected to be recovered in future charges to utility customers. The regulatory liabilities represent income to be recognized or returned to customers in future periods.

                                         Weighted Average
                                         Future Recovery   As of December 31,
                                               Period       2001        2000
                                         ---------------- --------    --------
                                                             (In thousands)
     Regulatory Assets
     -----------------

     Deferred income taxes, net ..........    13 years    $145,271    $143,287
     Debt refinancing costs ..............     5 years      24,252      29,416
     Environmental costs .................    10 years      21,878      24,001
     Energy efficiency costs .............          --         200      22,846
     Nuclear generation assets ...........     4 years      10,284      14,675
     Enrichment facilities decommissioning     4 years       1,687       1,930
     Other ...............................     Various      17,548       4,779
                                                          --------    --------
            Total ........................                $221,120    $240,934
                                                          ========    ========

     Regulatory Liabilities
     ----------------------

     Environmental insurance recovery ....    10 years    $  8,850    $  9,787
     Iowa electric settlement reserve ....     5 years      47,125          --
     Energy efficiency ...................     4 years       3,883          --
     Coal contracts ......................      1 year       2,520          --
                                                          --------    --------
                                                          $ 62,378    $  9,787
                                                          ========    ========

     A return is generally not earned on the regulatory assets in setting rates due to the fact that a cash outlay was not required for amounts listed as income taxes, environmental costs and enrichment facilities decommissioning. The amortization of the assets is recoverable over periods shown above.

     For a discussion of the Iowa electric settlement reserve, refer to Note (7)
- Rate Matters.

     (D) REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican Energy records unbilled revenues representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Accrued unbilled revenues were $16.6 million and $191.8 million at December 31, 2001 and 2000, respectively, and are included in Receivables on the Consolidated Balance Sheets.

     Electric operating revenues for 2000 and 1999 include provisions for rate refunds related to a revenue sharing arrangement in Iowa that terminated December 31, 2000. The provisions reduced revenues for 2000 and 1999 by $21.6 million and $16.5 million, respectively. Under the current revenue sharing arrangement in Iowa, the provision related to revenue sharing is charged to depreciation expense. Refer to Note (7) - Rate Matters for further discussion.

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

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican Energy's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:

                   2001     2000     1999
                   ----     ----     ----

     Electric....  4.2%     4.0%     4.0%
     Gas.........  3.5%     3.5%     3.5%

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

     Depreciation and amortization expense for 2001 includes a $47.1 million regulatory charge pursuant to the terms of an electric rate settlement in Iowa. Refer to Note (7) - Rate Matters for a discussion of the settlement.

     An allowance for the estimated annual decommissioning costs of the Quad Cities Generating Station equal to the level of funding is included in depreciation expense. See Note 4(e) for additional information regarding decommissioning costs.

     (F) INVESTMENTS AND NONREGULATED PROPERTY, NET:

     Investments and Nonregulated Property, Net includes the following amounts as of December 31 (in thousands):

                                                              2001        2000
                                                            --------    --------

     Nuclear decommissioning trust fund                     $158,349    $153,100
     Notes with parent ..................................    151,888      98,088
     Corporate-owned life insurance .....................     89,610      80,736
     Marketable securities ..............................        594      49,127
     Equipment leases ...................................     46,432      48,189
     Special-purpose funds ..............................     22,740      23,904
     Coal transportation property, net of accumulated
       depreciation of $3,910 and $3,611, respectively .. 10,655 10,956 Energy projects, net of accumulated depreciation
       of $497 and $439, respectively....................      9,625       8,747
     Communications .....................................      7,431       7,431
     Real estate, net of accumulated depreciation of
       $501 and $506, respectively.......................      5,584       6,477
     Other, net of accumulated depreciation of $1,194
       and $602, respectively ...........................     16,772      15,412
                                                            --------    --------
          Total .........................................   $519,680    $502,167
                                                            ========    ========

     Investments held by the nuclear decommissioning trust fund for the Quad Cities Station units are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reported as adjustments to the accumulated provision for nuclear decommissioning, which is reflected in Other Liabilities - Quad Cities Station Decommissioning on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy's Quad Cities Station.

     Notes with parent at December 31, 2001, are comprised of the unsecured outstanding balances of a note between a subsidiary of MHC and MidAmerican Energy Holdings carrying interest of 5.75% annually and a $100 million revolving credit arrangement between MHC and MidAmerican Energy Holdings carrying interest at the 30-day LIBOR rate plus 25 basis points. Both balances are due on demand.

     The investment in corporate-owned life insurance represents the cash value of life insurance policies on certain key executives and other related investments.

     Marketable securities consist generally of preferred and common stocks held by MidAmerican Capital. Investments in marketable securities classified as available-for-sale are reported at fair value (see Note (12)) with net unrealized gains and losses reported as a net of tax amount in Member's Equity until realized. An other-than-temporary decline in the value of a marketable security is recognized through a write-down of the investment to earnings.

     On January 1, 2001, MidAmerican Capital's portfolio of preferred stock investments was re-characterized as "trading securities", as permitted by SFAS 133, and are now classified in current assets on the Consolidated Balance Sheet. Realized and unrealized gains and losses on these securities are recognized in income as incurred.

     Equipment leases, which are accounted for as leveraged leases and held by MidAmerican Capital, are comprised of equity financing provided for five commercial passenger aircraft leased to major United States airlines and a seven percent undivided interest in an electric generating station, which is leased to a utility located in Arizona. The base lease terms vary from 20 years to 30 years. MidAmerican Capital's initial equity investment in the aircraft represented 20% - 34% of the purchase price; the remaining amount was furnished by third-party non-recourse lenders. MidAmerican Capital has also invested in two safe harbor lease transactions involving subway cars with a metropolitan transit authority located on the east coast and ferry boats to entities engaged in providing recreational boat tours. The base lease terms vary from 13.5 years to 27 years. The investments are exposed to the credit risk of the lessees.

     Energy projects consist of investments in solar electric generating facilities, a hydroelectric development company, energy marketing assets and a gas-fired cogeneration plant. The investments are supported by long-term sales contracts to electric utilities primarily based on market price.

     Investment in real estate is comprised primarily of a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2001, 33.0% of the development available for sale had been sold.

     (G) CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican Funding considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital, net of effects from discontinued operations was as follows (in thousands):

                                                                                         MHC
                                                  MidAmerican Funding               (Predecessor)
                                        ------------------------------------------  ------------
                                           Year           Year      March 12, 1999  Jan. 1, 1999
                                           Ended          Ended        through         through
                                        December 31,   December 31,  December 31,     March 11,
                                            2001           2000          1999           1999
                                        -----------     -----------  -------------  ------------

     Marketable securities, trading..    $  30,794      $      --      $     --      $     --
     Receivables ....................      315,397       (254,882)      (35,976)        5,310
     Inventories ....................      (14,209)        13,693       (11,753)       23,701
     Prepaid taxes ..................       (1,067)            --            --            --
     Other current assets ...........        1,578         (1,917)         (158)        5,398
     Accounts payable ...............     (150,647)       170,260        24,560       (25,994)
     Taxes accrued ..................      (70,109)        20,786         7,956        10,410
     Interest accrued ...............         (142)        (1,600)       13,098           923
     Other current liabilities ......        6,279         (4,539)      (23,364)       18,442
                                         ---------      ---------      --------      --------
           Total ....................    $ 117,874      $ (58,199)     $(25,637)     $ 38,190
                                         =========      =========      ========      ========

     (H) ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Under a long-term power purchase contract with Nebraska Public Power District, expiring in September 2004, MidAmerican Energy purchases one-half of the output of the Cooper Nuclear Station, a 776-megawatt nuclear power plant, based on the maximum capability rating for the November 2001 through October 2002 period. The Consolidated Balance Sheets include a liability for MidAmerican Energy's fixed obligation to pay 50% of the Nebraska Public Power District's Nuclear Facility Revenue Bonds and other fixed liabilities. A like amount representing MidAmerican Energy's right to purchase power is shown as an asset.

     Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation and are being amortized and recovered in rates over either a five-year period or the remaining term of the power purchase contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging Cooper capital improvement costs to expense as incurred in January 1997.

     The fuel cost portion of the power purchase contract is included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. All other costs MidAmerican Energy incurs in relation to its long-term power purchase contract with Nebraska Public Power District are included in Other Operating Expenses on the Consolidated Statements of Income.

     See Notes 4(d), 4(e), 4(f) and 4(g) for additional information regarding the power purchase contract.

     (I) EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED, NET

     The Consolidated Balance Sheets include goodwill related to the acquisition of MHC. Goodwill has been amortized using the straight-line method based on a 40-year period. Amortization expense is included in Other Nonregulated Operating Expenses in the Consolidated Statements of Income and totaled $34.4 million, $35.4 million and $34.1 million for 2001, 2000 and the period March 12 through December 31, 1999, respectively.

Amortization expense for 2000 and 1999 include amounts related to operations sold in 2000. Accumulated amortization as of December 31, 2001 and 2000, totaled $99.7 million and $65.3 million, respectively.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets", which provides that goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment on an annual basis. The standard was effective for MidAmerican Funding beginning on January 1, 2002. The historical impact of not amortizing goodwill would have been to increase MidAmerican Funding's net income for 2001, 2000 and the period March 12 through December 31, 1999 by $34.4 million, $35.4 million and $34.1 million, respectively; however, MidAmerican Funding has not quantified the impact resulting from the adoption of the other provisions of the standard.

     (J) ACCOUNTING FOR DERIVATIVES:

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

     On January 1, 2001, MidAmerican Funding adopted SFAS Nos. 133 and 138 pertaining to the accounting for derivative instruments and hedging activities. SFAS Nos. 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS Nos. 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, MidAmerican Energy recognized $21.8 million and $4.9 million of energy-related assets and liabilities, respectively, as being subject to fair value accounting pursuant to SFAS Nos. 133/138, all of which were accounted for as hedges. Due to the relative immateriality of the adoption of SFAS Nos. 133/138, a cumulative-effect presentation is not reflected in the Consolidated Statement of Income or the Consolidated Statement of Comprehensive Income for 2001.

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

     MidAmerican Energy uses natural gas derivative instruments for trading purposes pursuant to EITF 98-10 under strict value-at-risk guidelines outlined by senior management. Derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. Trading revenues and costs are reported gross on the Consolidated Statements of Inocme.

     MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power in its Iowa jurisdiction comprising 89% of 2001 electric operating revenues. Fuel price risk is mitigated through forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its retail electric needs. A loss of such generation at a time of high market prices could subject MidAmerican Energy to losses on its energy sales. MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of wholesale electric power.

     MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchases, respectively, of electricity and natural gas. For the 2001-2002 heating season, MidAmerican Energy entered into several degree day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy and its customers.

     MidAmerican Energy had the following financial derivative instruments for its natural gas and electric operations as of December 31:

Derivative instruments used for other than trading purposes-
------------------------------------------------------------

                                                   2001              2000
                                             ----------------   ----------------

Natural Gas Futures Contracts - NYMEX:
     Net Contract Volumes - Long (Short)      (600,000) MMBtu    1,460,000 MMBtu
     Unrealized Gain, in thousands                 $40              $7,554
     Weighted Average Settlement Price          $(6.77)              $9.42

Natural Gas Swap Contracts:
     Contract Volumes - Pay Fixed            7,853,052 MMBtu    13,496,239 MMBtu
     Contract Volumes - Receive Fixed          900,000 MMBtu    10,610,741 MMBtu
     Unrealized Gain (Loss), in thousands      $(7,643)             $8,055
     Weighted Average Pay Fixed Price           $(0.97)              $0.89
     Weighted Average Receive Fixed Price        $0.04              $(0.37)

Natural Gas Options:
     Contract Volumes - Long                 2,300,000 MMBtu     1,790,280 MMBtu
     Unrealized Gain (Loss), in thousands      $(1,212)               $953

Degree Day Swap Contracts:
     Contract Volumes                        20,000 $/Degree day  - $/Degree Day
     Unrealized (Loss), in thousands           $(3,486)             $ -

Electric Forward Contracts:
     Contract Volumes - (Short)               (728,800) MWh       (139,200) MWh
     Unrealized Gain (Loss), in thousands       $6,313             $(4,731)

     A $1.00 decrease in underlying natural gas prices would decrease unrealized gains on the futures contracts held at December 31, 2001, by approximately $0.6 million and would decrease unrealized losses on the above swap contracts by approximately $7.0 million. A $5.00 increase in underlying electricity prices would decrease unrealized gains on the forward contracts held at December 31, 2001, by approximately $3.6 million. The weighted average maturity for all derivative instruments used for hedging purposes is under one year.

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

     For 2001, a net loss of $408,000 and a net gain of $36,000, representing the ineffectiveness of cash flow hedges, are reflected in Cost of Gas Sold and Regulated Cost of Fuel, Energy and Capacity, respectively. During the twelve months beginning January 1, 2002, it is anticipated that $3.4 million of the $3.5 million after-tax, net unrealized gains on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for future transactions through December 2003.

     Unrealized gains and losses on fair value hedges are recognized in income as either Nonregulated Operating Revenues or Cost of Gas Sold depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. For 2001, a net pre-tax gain of $18,000, representing the ineffectiveness of fair value hedges, is included in Nonregulated Operating Revenues.

Derivative instruments used for trading purposes -
--------------------------------------------------
                                                   2001              2000
                                              ----------------   -------------
Natural Gas Futures Contracts - NYMEX:
     Net Contract Volumes- Long (Short)          120,000 MMBtu    (20,000) MMBtu
     Unrealized (Loss), in thousands               $(224)            $(79)
     Weighted Average Settlement Price             $1.69          $(15.92)

Natural Gas Swap Contracts:
     Contract Volumes - Pay Fixed             17,519,581 MMBtu  1,000,000 MMBtu
     Contract Volumes - Receive Fixed         17,850,372 MMBtu  1,010,000 MMBtu
     Unrealized Gain (Loss), in thousands         $2,045            $(261)
     Weighted Average Pay Fixed Price             $(0.99)           $0.92
     Weighted Average Receive Fixed Price          $1.09           $(1.17)

     A change in underlying natural gas prices would not materially affect unrealized losses on the above future and swap contracts.

     Interest Rate Risk -

     MidAmerican Capital is exposed to market value risk from changes in interest rates on its preferred stock investments. MidAmerican Capital reviews the interest rate sensitivity of these securities and purchases put options in order to reduce related interest rate risk. MidAmerican Capital's intent is to manage the risk arising from changes in the general level of interest rates with a change in fair value of the hedging instruments.

     The following table demonstrates the impact of varying interest rate changes to the market value at December 31, 2001 (amounts in millions):

                                         Market Value of                   Change in
                           -------------------------------------------   Market Value of
                           Preferred Stock   Options   Total Portfolio  Total Portfolio
                           ---------------   -------   ---------------  ----------------
Interest Rate Change:
  200 basis pt decrease       $21.1           $  -         $21.1             $ 1.7
  100 basis pt decrease        20.2              -          20.2               0.8
  Current interest rates       19.0            0.4          19.4                 -
  100 basis pt increase        17.7            1.6          19.3              (0.1)
  200 basis pt increase        16.5            2.7          19.2              (0.2)

     The number of hedging instrument contracts entered into, or their notional amount, is dependent on, among other things, the duration of the portfolio, specific call provisions of each fixed rate preferred stock, the slope of the Treasury yield curve, the expected volatility of Treasury yields and the cost of using options. The notional amount of MidAmerican Capital's hedging instruments at December 31, 2001 and 2000, respectively, are set forth in the following table (dollars in thousands):

                            2001                               2000
                  ---------------------------      ---------------------------
                  Contracts     Notional Amt.      Contracts     Notional Amt.
                  ---------     -------------      ---------     -------------

Put Options            110        $11,168               296        $30,969

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

     At December 31, 2001, MidAmerican Funding had fixed-rate long-term debt and mandatorily redeemable preferred securities and preferred securities of subsidiary trust totaling $1,550 million with a fair value of $1,542 million. These instruments are fixed-rate and therefore do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $64 million if interest rates were to increase by 10% from their levels at December 31, 2001. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 2001, MidAmerican Funding had long-term floating rate obligations totaling $120 million and short-term floating rate obligations totaling $92 million which expose MidAmerican Funding to risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged. The carrying value of the long-term and short-term floating rate obligations at December 31, 2001, approximated fair value. If the floating interest rates were to increase by 10% from December 31, 2001, levels, MidAmerican

Funding's interest expense for the floating rate obligations would increase by approximately $0.4 million annually based on December 31, 2001, principal balances.

     MidAmerican   Energy   has   entered   into  a   two-year,   $162   million
fixed-to-floating interest rate swap agreement in conjunction with its $162 million, 7.375% series of medium-term notes due August 1, 2002. The floating rate of the swap is based on a three-month LIBOR rate. As of December 31, 2001, the market value of this swap was $9.1 million.

(2)  LONG-TERM DEBT:

     MidAmerican Funding's sinking fund requirements and maturities of long-term debt for 2002 through 2006 are $188 million, $106 million, $56 million, $91 million and $160 million, respectively.

     MidAmerican Energy's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rate shown in the Consolidated Statements of Capitalization is the weighted average interest rate as of December 31, 2001 and 2000. MidAmerican Energy maintains revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC. The notes and bonds:

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

     MidAmerican Funding may redeem any series of the notes and bonds in whole or in part at any time at a redemption price equal to the sum of:

     o    the greater of the following:

          (1)  100% of the principal amount of the series being redeemed, and

          (2) the sum of the present values of the remaining scheduled payments of principal and interest on the series of being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus (x) 15 basis points in the case of the 2009 notes (y) 20 basis points in the case of the 2011 notes , or (z) 25 basis points in the case of the 2029 Bonds, plus

     o accrued and unpaid interest on the securities being redeemed to the date of redemption.

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

     Each of MidAmerican Funding's direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Funding and its other subsidiaries. It should not be assumed that any asset of any subsidiary of MidAmerican Funding will be available to satisfy the obligations of MidAmerican Funding or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican Funding, one of its subsidiaries or affiliates thereof. Substantially all of the former Iowa-Illinois Gas and Electric Company, a predecessor company, utility property and franchises, and substantially all of the former Midwest Power Systems Inc., a predecessor company, electric utility property in Iowa, or approximately 79% of MidAmerican Energy's gross utility plant, is pledged to secure mortgage bonds.

(3)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican Energy had undivided interests at December 31, 2001, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican Energy's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican Energy's share of the expenses of these units (dollars in millions).

                                 Nuclear                      Coal-fired
                               -----------    --------------------------------------------
                                                       Council
                               Quad Cities    Neal     Bluffs     Neal   Ottumwa    Louisa
                                  Units       Units     Unit      Unit    Unit       Unit
                                 No.1 & 2     No. 3     No. 3     No. 4   No. 1      No. 1
                                 --------     -----    ------     -----  -------    ------

     In service date ........       1972      1975      1978      1979      1981     1983
     Utility plant in service       $227      $143      $295      $175      $210     $539
     Accumulated depreciation       $103      $ 95      $199      $112      $127     $303
     Unit capacity-MW (100%)       1,541       515       675       644       715      700
     Percent ownership ......       25.0%     72.0%     79.1%     40.6%     52.0%    88.0%

(4)  COMMITMENTS AND CONTINGENCIES:

     (A)  CAPITAL EXPENDITURES:

     MidAmerican Energy's construction expenditures for 2002 are estimated to be $332 million, including $116 million for the recently announced Greater Des Moines Energy Center, a 540-megawatt natural gas-fired combined cycle unit.

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

     MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $22 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of December 31, 2001 was $22 million. The estimate consists of $2 million for investigation costs, $7 million for remediation costs, $11 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Funding projects that these amounts will be paid or incurred over the next 10 years.

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

     The Illinois Commerce Commission has approved the use of a tariff rider that permits recovery of the actual costs of litigation, investigation and remediation relating to former manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs. MidAmerican Energy intends to pursue recovery of the remediation costs from other potentially responsible parties and its insurance carriers.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Funding's financial position or results of operations.

     (C)  AIR QUALITY:

     Essentially all of MidAmerican Energy's generating units are subject to the Clean Air Acts Amendments of 1990. Currently, MidAmerican Energy's generating units meet all requirements under Title IV of the Clean Air Act Amendments of 1990, which sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

     In July 1997, the Environmental Protection Agency adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the Environmental Protection Agency will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standards were subjected to legal proceedings, and in February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the Environmental Protection Agency. The Environmental Protection Agency is moving forward with analyzing existing monitored data and determining attainment status.

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

     (D) LONG-TERM POWER PURCHASE CONTRACT:

     Payments to the Nebraska Public Power District cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican Energy's share of nuclear fuel cost (including DOE disposal fees) based on energy delivered. The debt service portion is approximately $1.5 million per month for 2002 and is not contingent upon the plant being in service. In addition, prior to December 2000, MidAmerican Energy contributed toward payment of one-half of Cooper's projected decommissioning costs based on an assumed September 2004 shutdown of Cooper.

     The debt amortization and Department of Energy enrichment plant decontamination and decommissioning component of MidAmerican Energy's payments to the Nebraska Public Power District were $16.6 million, $15.8 million and $15.1 million and the net interest component, which is included in Other Operating Expenses in the Consolidated Statements of Income, was $1.5 million, $1.6 million and $2.5 million each for the years 2001, 2000 and 1999, respectively.

     MidAmerican Energy's payments for the debt principal portion of the power purchase contract obligation and the Department of Energy enrichment plant decontamination and decommissioning payments are $17.4 million, $8.5 million and zero for 2002 through 2004, respectively.

     (E) NUCLEAR DECOMMISSIONING COSTS:

     Expected decommissioning costs for Quad Cities Station and Cooper have been developed based on site-specific decommissioning studies that include decontamination, dismantling, site restoration, dry fuel storage cost and assumed shutdown dates. In Illinois, Cooper nuclear decommissioning costs are recovered through a rate rider on customer billings that permits annual adjustments. Quad Cities Station and Cooper decommissioning costs are reflected as base rates in Iowa tariffs.

     MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2001 dollars, is $278 million. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 2001, was $158.3 million and is included in Other Liabilities - Quad Cities Station Decommissioning, and a like amount is reflected in Investments and Nonregulated Property, Net and represents the fair value of the assets held in the trusts.

     MidAmerican Energy's depreciation expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million, $8.3 million, and $10.4 million for 2001, 2000 and 1999, respectively. The provision charged to depreciation expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican Energy's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 4.5% and the assumed annual return on funds in the trust is 6.9%. Realized income (loss), net of investment fees, on the assets in the trust fund was $(0.6) million, $1.9 million and $1.9 million for 2001, 2000 and 1999, respectively.

     MidAmerican Energy's contributions toward payment of Cooper's projected decommissioning costs have been based on the Nebraska Public Power District decommissioning funding plan for Cooper. Total expected decommissioning costs for Cooper, in 2001 dollars, are $577 million. For purposes of developing a decommissioning funding plan for Cooper, the Nebraska Public Power District assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

     As of December 31, 2001, funds set aside in the internal and external accounts for Cooper decommissioning that are maintained by the Nebraska Public Power District totaled $291.3 million. In addition, the funding plan for Cooper also assumes various funds and reserves currently held to satisfy the Nebraska Public Power District bond resolution requirements will be available for plant decommissioning, which is to begin with the assumed plant shutdown in September 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. Earnings from the internal account and external trust fund, which are recognized by the Nebraska Public Power District as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     Beginning in December 2000, MidAmerican Energy ceased contributing to the accounts maintained by the Nebraska Public Power District and began contributing funds to a separate MidAmerican Energy bank account based on the Nebraska Public Power District decommissioning funding plan for Cooper. A liability equal to the amount of funds contributed, plus the earnings on those funds, is reflected in Other Liabilities on the Consolidated Balance Sheets. MidAmerican Energy records expense equal to the funds contributed to the separate account, plus investment fees paid to the Nebraska Public Power District for funds in the accounts they maintain. MidAmerican Energy's expense for Cooper decommissioning was $11.6 million, $11.5 million and $11.3 million for the years 2001, 2000 and 1999, respectively, and is included in Other Operating Expenses in the Consolidated Statements of Income.

     MidAmerican Energy is currently involved in litigation with Nebraska Public Power District in part related to the determination of MidAmerican Energy's obligation, if any, for costs of decommissioning Cooper. Refer to Note (4)(g) for a discussion of the proceedings.

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

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. For Cooper, MidAmerican Energy and the Nebraska Public Power District separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican Energy and the Nebraska Public Power District are covered for their respective 50% obligation in the event of a loss totaling up to $2.75 billion. MidAmerican Energy also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican Energy, and the property coverages purchased by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $20.5 million.

     The master nuclear worker liability coverage, which is purchased by the Nebraska Public Power District and Exelon Generation for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims in nuclear-related industries.

     (G) COOPER LITIGATION:

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

     MidAmerican Energy filed its answer and counterclaims. The counterclaims filed by MidAmerican Energy are generally as follows:

     (1) that MidAmerican Energy has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless conditions to reimbursement occur;

     (2)  that the term "monthly  power costs" as defined in the power  purchase
          agreement  does  not  include  costs  and  expenses   associated  with
          decommissioning the plant;

     (3) that the Nebraska Public Power District violated MidAmerican Energy's directions for application of payments;

     (4) that transition costs are not included in any decommissioning costs and are not any kind of costs that MidAmerican Energy is obligated to pay;

     (5) that the Nebraska Public Power District has the duty to repay all amounts that MidAmerican Energy has prefunded for decommissioning in the event the Nebraska Public Power District operates the plant after the term of the power purchase agreement;

     (6) that the Nebraska Public Power District is equitably estopped from continuing to operate the plant after the term of the power purchase agreement so long as the Nebraska Public Power District does not repay all amounts MidAmerican Energy has prefunded for estimated decommissioning costs together with other amounts in certain funds and accounts and for so long as the Nebraska Public Power District fails to provide MidAmerican Energy with certain requested accountings and information;

     (7) that certain funds, accounts, and reserves are excessive and are required to be paid to MidAmerican Energy or credited to MidAmerican Energy's pre-2004 monthly power costs;

     (8) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

     (9) that the Nebraska Public Power District has mismanaged the plant in numerous described transactions resulting in damage to MidAmerican Energy;

     (10) that the Nebraska Public Power District has breached its contractual and other duties to MidAmerican Energy by not joining certain litigation and by failing to credit or agree to credit MidAmerican Energy with any recovery for low-level radioactive waste; and

     (11) that the Nebraska Public Power District has breached its duty to MidAmerican Energy in making investments of decommissioning funds;

     On October 6, 1999, the court rendered summary judgment for the Nebraska Public Power District on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MidAmerican Energy (issues one and two in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date.

     MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy on issues one and two in the second paragraph above, as well as issue one in the first paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims.

     Since the remand to the District Court from the Eighth Circuit Court of Appeals, the Nebraska Public Power District has been granted permission, over MidAmerican Energy's objections, to file a second amended complaint. The second amended complaint asserts that even though the Eighth Circuit Court of Appeals held that MidAmerican Energy has no liability under the power purchase agreement to reimburse or pay the Nebraska Public Power District a 50% share of decommissioning costs unless certain conditions occur, MidAmerican Energy has unconditional liability for a 50% share based on agreements other than the power purchase agreement as originally written. The Nebraska Public Power District's post-remand contentions -- all strongly disputed by MEC -- are that MidAmerican Energy has unconditional liability for a 50% share of decommissioning based on any of the following alternative theories: (i) the parties without written amendment either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs; (ii) absent unconditional liability for a 50% share of decommissioning costs, MidAmerican Energy would be unjustly enriched; (iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on promissory estoppel; or (iv) the Nebraska Public Power District is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. In response to the Nebraska Public Power District's second amended complaint, MidAmerican Energy filed its first amended answer and third amended counterclaims containing denials, several affirmative defenses, and the counterclaims summarized above. In the course of discovery, the Nebraska Public Power District has contended that MidAmerican Energy has some responsibility for some costs of storage of spent fuel resulting from the operation of the plant during the term of the power purchase agreement. MidAmerican Energy disputes this. MidAmerican Energy recently filed a mandamus petition with Eighth Circuit Court of Appeals seeking an order of that court directing the District Court not to permit the Nebraska Public Power District to pursue the above alternative theories at trial, since the above alternative theories appear to be contrary to the December 12, 2000 Eighth Circuit Court of Appeals decision. If such relief is not granted, MidAmerican Energy will strongly dispute at trial these contentions and theories put forth by the Nebraska Public Power District. Trial in these matters has been recently rescheduled to September 9, 2002.

     (H) FUEL, ENERGY AND OPERATING LEASE COMMITMENTS:

     MidAmerican Energy has supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2002 to 2007, require minimum payments of $80.3 million, $70.6 million, $36.2 million, $34.0 million and $2.6 million for the years 2002 through 2006, respectively, and $2.6 million for the total of the years thereafter. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs.

     MidAmerican Energy has a contract with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant. The minimum payments under the contract, which terminates in May 2004, are $18.3 million, $24.1 million and $9.4 million for 2002, 2003 and 2004, respectively. The minimum payments are based on MidAmerican Energy's 50% of the projected monthly net capacity ratings of the plant.

     MidAmerican Energy also has contracts with non-affiliated companies to purchase electric capacity. The contracts, with expiration dates ranging from 2002 to 2011, require minimum payments of $27.0 million, $30.5 million, $15.3 million, $2.9 million and $2.2 million for the years 2002 through 2006, respectively, and $11.0 million for the total of the years thereafter.

     MidAmerican Energy has various natural gas supply and transportation contracts for its gas operations. The minimum commitments under these contracts are $56.6 million, $41.3 million, $13.4 million, $13.2 million and $13.0 million for the years 2002 through 2006, respectively, and $26.7 million for the total of the years thereafter.

     MidAmerican Energy has non-cancelable operating leases primarily for office space and rail cars. The minimum payments under these leases are $5.5 million, $3.8 million, $1.9 million, $0.9 million and $0.3 million for the years 2002 through 2006, respectively, and $0.5 million for the total of the years thereafter.

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

     MidAmerican Funding currently provides certain postretirement health care and life insurance (postretirement) benefits for retired employees of MidAmerican Energy Holdings and its domestic subsidiaries. Under the plans, substantially all of MidAmerican Funding's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Funding. However, MidAmerican Funding retains the right to change these benefits anytime at its discretion. MidAmerican Funding expenses postretirement benefit costs on an accrual basis and includes provisions for these costs in rates.

     Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican Funding and the aforementioned affiliates for the years ended December 31 (in thousands).

                                                                       Pension Cost
                                                   ---------------------------------------------------------------
                                                                                                         MHC
                                                               MidAmerican Funding                  (Predecessor)
                                                   ---------------------------------------------   ---------------
                                                       Year           Year        March 12, 1999   Jan. 1, 1999
                                                       Ended          Ended         through          through
                                                   December 31,    December 31,   December 31,       March 11,
                                                       2001           2000            1999             1999
                                                   ------------    ------------   --------------   ------------

     Service cost ............................       $ 18,114        $ 16,256        $  9,854        $ 2,338
     Interest cost ...........................         33,027          35,387          25,505          6,052
     Expected return on plan assets ..........        (36,326)        (48,132)        (37,392)        (8,873)
     Amortization of net transition obligation         (2,591)         (2,591)             --           (497)
     Amortization of prior service cost ......          2,729           2,885              --            274
     Amortization of prior year gain .........         (3,894)         (4,119)             --           (518)
     Curtailment loss ........................             --              --           4,270          1,013
                                                     --------        --------        --------        -------
     Net periodic (benefit) cost .............       $ 11,059        $   (314)       $  2,237        $  (211)
                                                     ========        ========        ========        =======

                                                                        Postretirement Cost
                                                  --------------------------------------------------------------
                                                                                                       MHC
                                                               MidAmerican Funding                 (Predecessor)
                                                  ----------------------------------------------   -------------
                                                     Year            Year         March 12, 1999   Jan. 1, 1999
                                                     Ended           Ended            through        through
                                                  December 31,    December 31,     December 31,      March 11,
                                                      2001            2000            1999             1999
                                                  ------------    ------------    --------------   ------------

     Service cost ............................       $  4,357        $ 2,609        $ 2,478        $   588
     Interest cost ...........................         10,418          8,354          6,423          1,524
     Expected return on plan assets ..........         (4,032)        (4,931)        (3,540)          (840)
     Amortization of net transition obligation          4,110          4,110             --            788
     Amortization of prior service cost ......            425            425             --             42
     Amortization of prior year (gain) loss ..            332           (873)            --            (35)
                                                     --------        -------        -------        -------
     Net periodic cost .......................       $ 15,610        $ 9,694        $ 5,361        $ 2,067
                                                     ========        =======        =======        =======

     MidAmerican Funding was allocated 100% of the total pension and postretirement net periodic cost in 1999. In 2000, MidAmerican Funding allocated $5.0 million of pension and $0.7 million of postretirement cost to its parent. In 2001, MidAmerican Funding allocated $5.2 million of pension and $1.0 million of postretirement cost to its parent.

     The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds, and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

     Although the supplemental executive retirement plan had no assets as of December 31, 2001, MidAmerican Funding has Rabbi trusts which hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because this plan is nonqualified, the fair value of these assets is not included in the following table. The fair value of the Rabbi trust investments for the supplemental executive retirement plan was $50.4 million and $44.7 million at December 31, 2001 and 2000, respectively.

     During 1999 certain participants in the supplemental executive retirement plan left MidAmerican Energy reducing the future service of active employees by 28%. As a result, a curtailment loss of $5.3 million was recognized in 1999. Additionally, termination benefits provided to the participants, totaling $3.5 million, were expensed in 1999.

     The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $91.2 million and $88.2 million, respectively, as of December 31, 2001, and $82.7 million and $77.5 million, respectively, as of December 31, 2000.

     The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the aforementioned plans to the net amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

                                                                Pension Benefits        Postretirement Benefits
                                                            ------------------------    -----------------------
                                                               2001          2000          2001          2000
                                                            ----------    ----------    ---------     ---------

     Reconciliation of benefit obligation:
     Benefit obligation at beginning of year ...........    $ 472,349     $ 447,170     $ 131,822     $ 107,744
     Service cost ......................................       18,114        16,256         4,357         2,609
     Interest cost .....................................       33,027        35,387        10,418         8,354
     Participant contributions .........................           --            74         3,059         2,395
     Plan amendments ...................................          652          (132)           --            --
     Actuarial (gain) loss .............................       17,333         6,007        57,101        20,589
     Benefits paid .....................................      (23,267)      (32,413)      (11,840)       (9,869)
                                                            ---------     ---------     ---------     ---------
     Benefit obligation at end of year .................      518,208       472,349       194,917       131,822
                                                            ---------     ---------     ---------     ---------

     Reconciliation of the fair value of plan assets:
     Fair value of plan assets at beginning of year ....      555,208       605,059        75,090        72,622
     Employer contributions ............................        4,576         4,355        16,022        10,543
     Participant contributions .........................           --            74         3,059         2,395
     Actual return on plan assets ......................      (20,627)      (21,867)       (1,202)         (601)
     Benefits paid .....................................      (23,267)      (32,413)      (11,840)       (9,869)
                                                            ---------     ---------     ---------     ---------
     Fair value of plan assets at end of year ..........      515,890       555,208        81,129        75,090
                                                            ---------     ---------     ---------     ---------

     Funded status .....................................       (2,318)       82,859      (113,788)      (56,732)
     Unrecognized net (gain) loss ......................      (52,244)     (130,423)       63,328         1,326
     Unrecognized prior service cost ...................       22,885        24,962         4,264         4,689
     Unrecognized net transition obligation (asset) ....       (5,974)       (8,566)       45,212        49,322
                                                            ---------     ---------     ---------     ---------
     Net amount recognized in the
       Consolidated Balance Sheets .....................    $ (37,651)    $ (31,168)    $    (984)    $  (1,395)
                                                            =========     =========     =========     =========

     Amounts recognized in the Consolidated
       Balance Sheets consist of:
     Prepaid benefit cost ..............................    $  15,381     $  16,773     $   1,493     $   1,493
     Accrued benefit liability .........................      (88,210)      (77,538)       (2,477)       (2,888)
     Intangible assets .................................       22,796        25,510            --            --
     Accumulated other comprehensive income ............       12,382         4,087            --            --
                                                            ---------     ---------     ---------     ---------
     Net amount recognized .............................    $ (37,651)    $ (31,168)    $    (984)    $  (1,395)
                                                            =========     =========     =========     =========

                                                   Pension And Postretirement
                                                        Assumptions
                                                   --------------------------
                                                    2001      2000      1999
                                                    ----      ----      ----

     Assumptions used were:
     Discount rate .........................        6.50%     7.00%     7.75%
     Rate of increase in compensation levels        5.00%     5.00%     5.00%
     Weighted average expected long-term
         rate of return on assets ..........        7.00%     9.00%     9.00%

     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for all covered individuals will increase by 11.25% in 2002 and that the rate of increase thereafter will decrease to an ultimate rate of 5.25% by the year 2006.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 2001 would increase by $3.0 million and the postretirement benefit obligation at December 31, 2001, would increase by $30.6 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 2001 would decrease by $2.3 million and the postretirement benefit obligation at December 31, 2001, would decrease by $24.2 million.

     MidAmerican Funding sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Funding's contributions vary depending on the plan, but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total contributions were $7.2 million, $7.4 million and $6.2 million for 2001, 2000 and 1999, respectively.

(6) SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                           2001       2000
                                                          -------    --------

     Balance at year-end ..............................   $91,780    $ 81,600
     Weighted average interest rate on year-end balance      1.9%        6.6%
     Average daily amount outstanding during the year .   $26,299    $125,626
     Weighted average interest rate on average daily
       amount outstanding during the year .............      4.7%        6.3%

     MidAmerican Energy has authority from the Federal Energy Regulatory Commission to issue short-term debt in the form of commercial paper and bank notes aggregating $500 million. MidAmerican Energy currently has in place a $370.4 million revolving credit facility which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit. As of December 31, 2001, commercial paper and bank notes totaled $89.4 million for MidAmerican Energy. MHC has a $4.0 million line of credit under which $2.4 million was outstanding at December 31, 2001.

     All subsidiary long-term borrowings outstanding at December 31, 2001, are without recourse to MidAmerican Funding.

(7)  RATE MATTERS:

     In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On December 21, 2001, the Iowa Utilities Board approved a settlement agreement that freezes the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, reinstates the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. An amount equal to the regulatory liability will be recorded as depreciation expense. As of December 31, 2001, MidAmerican Energy has recorded a $47.1 million regulatory liability that is reflected in Regulatory Liabilities on the Consolidated Balance Sheet.

     Under an Illinois restructuring law enacted in 1997, a sharing mechanism is in place for MidAmerican Energy's Illinois regulated retail electric operations whereby earnings above a computed threshold will be shared equally between customers and shareholders. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.5% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2001 was 14.34%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

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

                                                                                           MHC
                                                      MidAmerican Funding             (Predecessor)
                                     ---------------------------------------------    -------------
                                       Year            Year         March 12, 1999    Jan. 1, 1999
                                       Ended           Ended           through          through
                                     December 31,    December 31,    December 31,       March 11,
                                          2001           2000           1999              1999
                                     ------------    ------------   --------------    -------------
     Operating Revenues...........    $        -     $         -       $254,901          $58,047
                                      ==========     ===========       ========          =======
     Income from Operations:
       Income before income taxes.    $        -     $         -       $ 19,025          $   648
       Income tax expense.........             -               -         (7,767)            (227)
                                      ----------     -----------       --------          -------
       Income from operations.....    $        -     $         -       $ 11,258          $   421
                                      ==========     ===========       ========          =======

(9)  CONCENTRATION OF CREDIT RISK:

     MidAmerican Energy's regulated electric utility operations serve 586,000 customers in Iowa, 83,000 customers in western Illinois and 4,000 customers in southeastern South Dakota. MidAmerican Energy's regulated gas utility operations serve 512,000 customers in Iowa, 65,000 customers in western Illinois, 70,000 customers in southeastern South Dakota and 5,000 customers in northeastern Nebraska. The largest communities served by MidAmerican Energy are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican Energy's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 2001, billed receivables from MidAmerican Energy's utility customers, net of receivables sold, totaled $4.5 million. As described in Note (16), billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

     MidAmerican  Energy  also  extends  unsecured  credit  to  utility  service customer, other utilities and marketers for nonregulated electric and gas transactions. Strict guidelines are established regarding the amount of unsecured credit extended to individual customers and, in many cases, has netting arrangements with those customers from which it also purchases. MidAmerican Energy's credit exposure to any individual customer did not exceed 6% of the $47.9 million of related receivables outstanding at December 31, 2001.

     MidAmerican Capital has investments in preferred stocks of companies in the utility industry. As of December 31, 2001, the total carrying value of these investments was $11.4 million. MidAmerican Capital has entered into leveraged lease agreements with companies in the airline industry. As of December 31, 2001, the receivables under these agreements totaled $24.3 million.

(10) PREFERRED SHARES:

     The $7.80 Series Preferred Shares have sinking fund requirements under which at least 66,600 shares will be redeemed at $100 per share each May 1 through May 1, 2005. MidAmerican Energy has the option to redeem at $100 per share an additional 66,600 shares through the sinking fund each May 1. Additionally, MidAmerican Energy may redeem all of the remaining shares at $103.90 per share prior to May 1, 2003, and $101.95 per share thereafter, plus accrued dividends.

     The 7.98% Series Preferred Shares were issued by a wholly owned statutory business trust of MidAmerican Energy whose sole assets are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. The preferred shares are mandatorily redeemable. Refer to Note (15) for additional information.

     During 2001, MidAmerican Energy redeemed all 100,000 shares of the $5.25 Series Preferred Shares at $100 per share and 133,200 shares of the $7.80 Series Preferred Shares at $100 per share. A combined loss of $0.2 million on the redemptions is reflected in Preferred Dividends of Subsidiaries on the Consolidated Statement of Income.

     The total outstanding cumulative preferred securities of MidAmerican Energy not subject to mandatory redemption requirements may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2001, are entitled to upon involuntary bankruptcy is $158.4 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2001, total $11.4 million.

(11) SEGMENT INFORMATION:

     MidAmerican Funding has identified four reportable operating segments based principally on management structure. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the delivery of retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated sales of natural gas and electricity. Common operating costs, interest income, interest expense, income tax expense and equity in the net income or loss of investees are allocated to each segment.

     MidAmerican Funding's external revenues by product and services are displayed on the Consolidated Statements of Income.

     The following tables provide information on an operating segment basis as of and for the years ended December 31 (in thousands):

                                               2001           2000           1999
                                            -----------    -----------    -----------
SEGMENT PROFIT INFORMATION
--------------------------
Revenues:
  External revenues -
    Generation ..........................   $   910,510    $   724,500    $   354,568
    Energy delivery .....................     1,664,462      1,694,942      1,479,193
    Transmission ........................        22,852         17,276         10,662
    Sales & marketing ...................       133,249         95,641         15,851
    Other (a) ...........................        21,401         44,511         25,076
                                            -----------    -----------    -----------
      Total .............................     2,752,474      2,576,870      1,885,350
                                            -----------    -----------    -----------

  Intersegment revenues -
    Generation ..........................       606,164        588,862        548,633
    Energy delivery .....................            --             --             --
    Transmission ........................        55,086         58,220         71,110
    Sales & marketing ...................         2,727          2,564             --
    Other (a) ...........................           122          1,701         47,349
                                            -----------    -----------    -----------
      Total .............................       664,099        651,347        667,092

    Intersegment eliminations ...........      (664,099)      (651,347)      (667,092)
                                            -----------    -----------    -----------
      Consolidated ......................   $ 2,752,474    $ 2,576,870    $ 1,885,350
                                            ===========    ===========    ===========

Depreciation and amortization expense(b):
  Generation ............................   $   133,681    $    87,480    $    84,559
  Energy delivery .......................       106,496        101,295         92,572
  Transmission ..........................         8,900          8,663         13,861
  Sales & marketing .....................         2,022             --             --
  Other (a) .............................        35,491         32,702         31,025
                                            -----------    -----------    -----------
    Total ...............................   $   286,590    $   230,140    $   222,017
                                            ===========    ===========    ===========

Interest income:
  Generation ............................   $     5,450    $     7,935    $     1,240
  Energy delivery .......................         6,727          6,695          1,451
  Transmission ..........................           822            855            349
  Sales & marketing .....................            70             14             --
  Other (a) .............................        13,140         14,305         20,445
                                            -----------    -----------    -----------
    Total ...............................        26,209         29,804         23,485
  Intersegment eliminations .............        (5,107)        (4,037)        (4,040)
                                            -----------    -----------    -----------
    Consolidated ........................   $    21,102    $    25,767    $    19,445
                                            ===========    ===========    ===========

Fixed charges:
  Generation ............................   $    31,726    $    31,799    $    34,612
  Energy delivery .......................        42,654         44,395         43,602
  Transmission ..........................         5,401          5,630         10,362
  Sales & marketing .....................           363             14             --
  Other (a) .............................        51,467         54,138         45,627
                                            -----------    -----------    -----------
    Total ...............................       131,611        135,976        134,203
  Intersegment eliminations .............        (5,107)        (4,037)        (4,040)
                                            -----------    -----------    -----------
    Consolidated ........................   $   126,504    $   131,939    $   130,163
                                            ===========    ===========    ===========


                                            2001           2000           1999
                                         -----------    -----------    ---------
SEGMENT PROFIT INFORMATION (CONTINUED)
--------------------------------------
Income before income taxes:
  Generation ........................   $   142,637    $   120,993    $  85,263
  Energy delivery ...................        84,334        124,680      115,883
  Transmission ......................        39,514         32,470       21,749
  Sales & marketing .................        (5,799)        (7,181)     (12,066)
  Other (a) .........................       (61,911)       (38,785)      47,459
                                        -----------    -----------    ---------
    Total ...........................   $   198,775    $   232,177    $ 258,288
                                        ===========    ===========    =========

SEGMENT ASSET INFORMATION

Capital expenditures:
  Generation ........................   $    87,296    $    48,370    $  54,700
  Energy delivery ...................       159,302        120,919      119,613
  Transmission ......................         3,733         22,189       25,592
  Sales & marketing .................         1,963         25,324        4,210
  Other (a) .........................           320          2,154       21,813
                                        -----------    -----------    ---------
    Total ...........................   $   252,614    $   218,956    $ 225,928
                                        ===========    ===========    =========

Total Assets:
  Generation ........................   $ 1,282,677    $ 1,333,253    $1,347,855
  Energy delivery ...................     2,107,598      2,226,445     1,981,431
  Transmission ......................       226,251        247,641       358,647
  Sales & marketing .................        51,164        113,347        26,815
  Other (a) .........................     1,785,574      1,741,845     1,661,607
                                        -----------    -----------    ----------
    Total ...........................     5,453,264      5,662,531    $5,376,355
                                                                      ==========
  Reclassifications and
    intersegment eliminations (c) ...      (277,792)      (239,522)
                                        -----------    -----------
  Consolidated ......................   $ 5,175,472    $ 5,423,009
                                        ===========    ===========

     (a) Other includes the combined amounts for all segments that do not meet the requirements for being a reportable segment. It includes MidAmerican Capital, Midwest Capital, MidAmerican Services, MEC Construction and amounts of the parent companies, including unallocated goodwill.

     (b) Depreciation and amortization expense above includes depreciation related to nonregulated operations and goodwill amortization, which are included in Nonregulated Operating Expenses - Other on the Consolidated Statements of Income.

     (c) Reclassifications and intersegment eliminations relate principally to the reclassification of income tax balances in accordance with generally accepted accounting principles and the elimination of intersegment accounts receivables and payables.

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

     Equity investments carried at cost--Fair value is based on an estimate of MidAmerican Funding's share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from these investments.

     Notes payable--Fair value is estimated to be the carrying amount due to the short maturity of these issues.

     Preferred securities --Fair value of preferred securities with mandatory redemption provisions is estimated based on the quoted market prices for similar issues.

     Long-term debt--Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Funding for debt of the same remaining maturities.

     Preferred stock hedge instruments--Fair value is determined using quoted market prices. See Note 1(j) for additional discussion of fair value.

     Gas futures contracts and swaps--Fair value of the futures contracts are based on quoted market prices and generally have maturities of one year or less. The fair value of the swaps is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that would expect to be received or paid to terminate the agreements. See Note 1(j) for additional discussion of fair value.

     The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in thousands):


                                                                 2001                      2000
                                                       -----------------------   -----------------------
                                                        Carrying      Fair        Carrying       Fair
                                                          Amount      Value        Amount        Value
                                                       ----------   ----------   ----------   ----------
     Financial Instruments Owned:
     Equity investments carried at cost ............   $   14,967   $   12,996   $   15,738   $   28,163

     Financial Instruments Issued:
     MidAmerican Energy preferred securities;
       subject to mandatory redemption .............       26,680       27,747       50,000       50,700
     MidAmerican Energy-obligated preferred
       securities; subject to mandatory redemption..      100,000       99,640      100,000       98,752

     Long-term debt, including current portion .....    1,544,969    1,536,223    1,670,636    1,631,401

     The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities at December 31 are as follows (in thousands):

                                                             2001
                                       --------------------------------------------------
                                       Amortized   Unrealized     Unrealized       Fair
                                         Cost         Gains         Losses         Value
                                       --------    ----------     ----------     --------
     Available-for-sale:
       Equity securities .........     $ 53,663     $ 24,444      $  (3,144)     $ 74,963
       Municipal bonds ...........       27,842        1,315            (92)       29,065
       U. S. Government securities       26,725        1,910            (19)       28,616
       Corporate securities ......       18,394          808            (23)       19,179
       Cash equivalents ..........        7,120           --             --         7,120
                                       --------     --------      ---------      --------
                                       $133,744     $ 28,477      $  (3,278)     $158,943
                                       ========     ========      =========      ========
     Held-to-maturity:
       Debt securities ...........     $  2,074     $     --      $      --      $  2,074
                                       ========     ========      =========      ========

                                                            2000
                                     ---------------------------------------------------
                                     Amortized    Unrealized     Unrealized       Fair
                                        Cost         Gains         Losses         Value
                                     ---------    ----------     ----------     --------
     Available for sale:
       Equity securities ........     $ 83,509     $ 34,110      $  (7,115)     $110,504
       Municipal bonds ..........       27,758        1,071           (175)       28,654
       U.S. Government securities       26,284        1,163             --        27,447
       Corporate securities .....       25,449           48         (1,025)       24,472
       Cash equivalents .........       11,150           --             --        11,150
                                      --------     --------      ---------      --------
                                      $174,150     $ 36,392      $  (8,315)     $202,227
                                      ========     ========      =========      ========
     Held-to-maturity:
       Debt securities ..........     $  2,077     $     --      $      --      $  2,077
                                      ========     ========      =========      ========

     At December 31, 2001, the debt securities held by MidAmerican Funding had the following maturities (in thousands):

                                   Available For Sale        Held To Maturity
                                  ---------------------     -------------------
                                  Amortized      Fair       Amortized     Fair
                                    Cost         Value        Cost        Value
                                  ---------     -------     ---------    ------

     Within 1 year ...........     $ 2,981      $ 3,040      $    3      $    3
     1 through 5 years .......      28,851       30,706       2,071       2,071
     5 through 10 years ......      10,733       11,578          --          --
     Over 10 years ...........      30,396       31,536          --          --

     The proceeds and gross realized gains and losses on the disposition of available-for-sale and held-to-maturity investments are shown in the following table (in thousands). Realized gains and losses are determined by specific identification.

                                                                                        MHC
                                              MidAmerican Funding                  (Predecessor)
                                   ---------------------------------------------   -------------
                                      Year            Year        March 12, 1999    Jan. 1, 1999
                                      Ended           Ended           through         through
                                   December 31,    December 31,    December 31,       March 11,
                                      2001            2000            1999              1999
                                   ------------    ------------   --------------    ------------

     Proceeds from sales ......      $ 68,333       $ 116,119       $ 521,351       $ 95,911
     Gross realized gains .....         2,676           8,024          80,635         16,910
     Gross realized losses ....        (7,314)        (13,141)         (4,251)        (2,186)

     Additionally, on January 1, 2001, MidAmerican Capital's portfolio of preferred stock investments was transferred from the available-for-sale category to the trading category, as permitted by SFAS No. 133. Earnings for the year ended December 31, 2001, include gross gains of $3.4 million and gross losses of $5.8 million as a result of the transfer. Unrealized gains and losses on trading securities held at December 31, 2001, including the effect of the transfer of those securities to the trading category, totaled a net loss of $1.6 million for the year ended December 31, 2001.

(13)  INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the following periods (in thousands):

                                                                                        MHC
                                               MidAmerican Funding                  (Predecessor)
                                  ----------------------------------------------    -------------
                                     Year             Year        March 12, 1999    Jan. 1, 1999
                                     Ended            Ended          through           through
                                  December 31,     December 31,    December 31,       March 11,
                                     2001             2000            1999              1999
                                  -------------    ------------   --------------    -----------

     Current
       Federal ................      $  99,662       $  97,205       $ 193,570       $ 20,630
       State ..................         28,569          26,735          23,877          3,016
                                     ---------       ---------       ---------       --------
                                       128,231         123,940         217,447         23,646
                                     ---------       ---------       ---------       --------
     Deferred
       Federal ................        (23,373)        (12,358)       (116,190)        (1,918)
       State ..................         (4,253)           (641)             (2)           103
                                     ---------       ---------       ---------       --------
                                       (27,626)        (12,999)       (116,192)        (1,815)
                                     ---------       ---------       ---------       --------

     Investment tax credit, net         (4,917)         (5,548)         (5,210)          (454)
                                     ---------       ---------       ---------       --------
       Total ..................      $  95,688       $ 105,393       $  96,045       $ 21,377
                                     =========       =========       =========       ========

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                          2001         2000
                                                        --------     ---------
     Deferred tax assets related to:
       Investment tax credits ......................    $ 41,275     $ 44,846
       Unrealized losses, net ......................         151          682
       Pensions ....................................      27,936       17,802
       Nuclear reserves and decommissioning ........      17,898       20,690
       Revenue sharing .............................      24,769        3,742
       Accrued liabilities .........................       2,413        8,896
       Other .......................................       1,749        6,573
                                                        --------     --------
                                                         116,191      103,231
                                                        --------     --------

     Deferred tax liabilities related to:
       Depreciable property ........................     465,141      479,226
       Income taxes recoverable through future rates     185,222      186,427
       Energy efficiency ...........................          --        4,391
       Reacquired debt .............................       7,544       10,256
       Fuel cost recoveries ........................      20,272       14,598
       Other .......................................       2,346           --
                                                        --------     --------
                                                         680,525      694,898
                                                        --------     --------

     Net deferred income tax liability .............    $564,334     $591,667
                                                        ========     ========

     The following table is a reconciliation between the effective income tax rate indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the following periods:

                                                                                                           MHC
                                                                   MidAmerican Funding                 (Predecessor)
                                                       ---------------------------------------------   -------------
                                                          Year            Year        March 12, 1999   Jan. 1, 1999
                                                          Ended           Ended           through         through
                                                       December 31,    December 31,     December 31,      March 11,
                                                          2001            2000            1999            1999
                                                       ------------    ------------   --------------   ------------

Effective federal and state income tax rate ........        48%             45%             44%             56%
Amortization of investment tax credit ..............         2               2               2               1
State income tax, net of federal income tax benefit         (8)             (7)             (7)             (5)
Dividends received deduction .......................        --               1               1               1
Merger costs .......................................        --              --              --             (14)
Goodwill amortization ..............................        (6)             (5)             (5)             --
Other ..............................................        (1)             (1)             --              (4)
                                                           ---             ---             ---             ---
Statutory federal income tax rate ..................        35%             35%             35%             35%
                                                           ===             ===             ===             ===

(14)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                   2001         2000
                                                  -------      -------

     Materials and supplies, at average cost      $24,886      $26,038
     Coal stocks, at average cost ..........       27,855       21,076
     Gas in storage, at LIFO cost ..........       27,609       18,413
     Fuel oil, at average cost .............        1,892        2,506
     Other .................................        1,097        1,097
                                                  -------      -------
       Total ...............................      $83,339      $69,130
                                                  =======      =======

     At December 31, 2001 prices, the current cost of gas in storage was $37.2 million.

(15) MIDAMERICAN ENERGY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     In December 1996, MidAmerican Energy Financing I , a wholly owned statutory business trust of MidAmerican Energy, issued 4,000,000 shares of 7.98% Series MidAmerican Energy-obligated mandatorily redeemable preferred securities. The sole assets of MidAmerican Energy Financing are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045. There is a full and unconditional guarantee by MidAmerican Energy of MidAmerican Energy Financing's obligations under the Preferred Securities. MidAmerican Energy has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarters. If interest payments on the Debentures are deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon, and MidAmerican Energy may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

     If the Debentures, or a portion of the Debentures, are redeemed by MidAmerican Energy, MidAmerican Energy Financing must redeem a like amount of the Preferred Securities. If a termination of MidAmerican Energy Financing occurs, MidAmerican Energy Financing will distribute to the holders of the Preferred Securities a like amount of the Debentures unless the distribution is determined not to be practicable. If a determination is made, the holders of the Preferred Securities will be entitled to receive, out of the assets of the trust after satisfaction of its liabilities, a liquidation amount of $25 for each Preferred Security held plus accrued and unpaid distributions.

(16)  SALE OF ACCOUNTS RECEIVABLE:

     In 1997 MidAmerican Energy entered into a revolving agreement, which expires in October 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding
Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration of the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2001, the revolving cash balance was $44 million, down $26 million from December 31, 2000, and the amount outstanding under the subordinated note was $28.7 million. The agreement is structured as a true sale under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on the Consolidated Balance Sheets. At December 31, 2001, $71.5 million of accounts receivable, net of reserves, was sold under the agreement.

(17)  UNAUDITED QUARTERLY OPERATING RESULTS:

                                                         2001
                               1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                               -----------    -----------    -----------    -----------
                                                    (In thousands)

     Operating revenues .       $969,116       $643,680       $582,109       $557,569
     Operating income ...        104,425         68,674        103,389         23,597
     Net income .........         39,312         21,754         41,403            618

                                                         2000
                               1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                               -----------    -----------    -----------    -----------
                                                    (In thousands)

     Operating revenues .       $577,469       $530,866       $616,584       $851,951
     Operating income ...         95,663         57,662        116,772         57,463
     Net income .........         36,589         16,251         52,286         21,658

     Quarterly data reflect seasonal variations common in the utility industry. The decrease in Net Income for the fourth quarter of 2001 compared to the fourth quarter of 2000 is due primarily to significantly warmer temperature conditions during the 2001 quarter.

(18)  OTHER INFORMATION:

     Non-Operating Income - Other, Net, as shown on the Consolidated Statements of Income includes the following (in thousands):

                                                                                               MHC
                                                      MidAmerican Funding                  (Predecessor)
                                           ---------------------------------------------   -------------
                                              Year            Year        March 12, 1999   Jan. 1, 1999
                                              Ended           Ended          through          through
                                           December 31,    December 31,    December 31,      March 11,
                                              2001            2000            1999              1999
                                           ------------    ------------   --------------   ------------

Gain on sale of assets, net ..........       $  1,358        $  6,355        $ 4,687        $     --
Discount on sold receivables .........        (16,010)        (10,212)        (6,828)         (2,629)
Subservicer fee for sold receivables .          2,864           1,905          1,167             348
Merger costs .........................             --              --           (535)        (18,585)
Income from equity method investments           5,118           2,123          1,882           1,505
Special purpose fund income ..........          1,783           1,253            437             128
Corporate-owned life insurance income           5,265           9,351            731            (480)
Allowance for equity funds used during
   construction ......................          1,571              --             --              --
Litigation recoveries ................             --              --             --           1,500
Other ................................          1,025             124            784              80
                                             --------        --------        --------       --------
         Total .......................       $  2,974        $ 10,899        $ 2,325        $(18,133)
                                             ========        ========        =======        ========

(19)  AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are MidAmerican Energy Holdings and its subsidiaries. The basis for these charges is provided for in service agreements between MidAmerican Funding and its affiliates. MidAmerican Funding reimbursed MidAmerican Energy Holdings in the amount of $13.8 million, $9.5 million and $5.0 million in 2001, 2000 and 1999, respectively, for its allocated share of corporate expenses. In 2001, MidAmerican Energy acquired a gas turbine equipment purchase contract from MidAmerican Energy Holdings for $22.0 million. In 1999, MidAmerican Energy purchased a corporate jet from MidAmerican Energy Holdings for $14.5 million.

     MidAmerican Funding was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses was for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such expenses was $20.1 million, $21.1 million and $7.3 million for 2001, 2000 and 1999, respectively.

     As of December 31, 2001 and 2000, MidAmerican Funding had notes receivable from MidAmerican Energy Holdings of $151.9 million and $98.1 million, respectively, included in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets. Additionally, MidAmerican Funding had accounts receivable from affiliates of $49.2 million and $29.1 million as of December 31, 2001 and 2000, respectively, included in Receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $6.9 million and $7.2 million as of December 31, 2001 and 2000, respectively, which is included in Accounts Payable on the Consolidated Balance Sheets.

     MidAmerican Energy has an agreement with Cordova Energy Company LLC, a subsidiary of MidAmerican Energy Holdings, to purchase electric capacity and energy from a gas-fired combined cycle generation plant which started commercial operational in June 2001. The agreement, which terminates in May 2004, provides for MidAmerican Energy to purchase up to 50% of the net capacity of the plant and to supply the fuel stock required to generate the energy purchased. MidAmerican Energy's payment for monthly capacity charges totaled $18.1 million for 2001.

INDEPENDENT AUDITORS' REPORT


Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries
(Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for the years ended December 31, 2001 and 2000 for the Company, for the period January 1, 1999 to March 11, 1999 for MHC, Inc. (prior to its acquisition by MidAmerican Funding, LLC), and for the period March 12, 1999 to December 31, 1999 for the Company. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the above-stated periods in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


  /s/  Deloitte & Touche LLP

Des Moines, Iowa
January 17, 2002

                                                                   SCHEDULE II


                            MIDAMERICAN FUNDING, LLC
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

   Column A                                          Column B             Column C           Column D    Column E
   --------                                         ----------   ---------------------      ----------   --------
                                                    Balance at        Additions                          Balance at
                                                                      ---------
                                                    Beginning    Charged       Other                         End
Description                                          of Year     to Income    Accounts      Deductions    of Year
-----------                                         ---------    ---------    --------      ----------   ----------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible accounts receivable:

     Year ended 2001 ...........................      $  300      $15,314      $    --      $(14,881)      $  733
                                                      ======      =======      =======      ========       ======

     Year ended 2000 ...........................      $  469      $ 8,514      $    --      $ (8,683)      $  300
                                                      ======      =======      =======      ========       ======

     Year ended 1999 (1) .......................      $  503      $ 6,785      $    --      $ (6,819)      $  469
                                                      ======      =======      =======      ========       ======





Reserves Not Deducted From Assets (2):

       Year ended 2001 .........................      $9,867      $ 2,612      $    --      $ (3,709)      $8,770
                                                      ======      =======      =======      ========       ======

       Year ended 2000 .........................      $8,982      $ 4,079      $    --      $ (3,194)      $9,867
                                                      ======      =======      =======      ========       ======

       Year ended 1999 (1) .....................      $5,660      $ 2,758      $ 2,148      $ (1,584)      $8,982
                                                      ======      =======      =======      ========       ======


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


                                         MIDAMERICAN FUNDING, LLC
                                         ------------------------
                                                Registrant



Date: March 26, 2002                     By  /s/ David L. Sokol            *
                                           ---------------------------------
                                           (David L. Sokol)
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

     Signature                         Title                          Date
     ---------                         -----                          ----



/s/ David L. Sokol              *
---------------------------------    Chairman and Chief
   (David L. Sokol)                     Executive Officer         March 26, 2002



/s/ Patrick J. Goodman          *    Vice President and
---------------------------------      Treasurer
   (Patrick J. Goodman)                                         March 26, 2002



/s/ Gregory E. Abel             *    Manager                     March 26, 2002
---------------------------------
   (Gregory E. Abel)



/s/ Delbert D. Weber            *    Manager                     March 26, 2002
---------------------------------
   (Delbert D. Weber)




*By:/s/ Paul J. Leighton             Attorney-in-Fact            March 26, 2002
   ------------------------------
       (Paul J. Leighton)

                                  EXHIBIT INDEX

EXHIBITS FILED HEREWITH
-----------------------

10.7     Iowa Utilities Board Settlement Agreement, dated December 21, 2001.

12       Computation of Ratio of Earnings to Fixed Charges

24       Power of Attorney

EXHIBITS INCORPORATED BY REFERENCE
----------------------------------

3.1       Articles of Organization of MidAmerican Funding, LLC

3.2       Operating Agreement of MidAmerican Funding, LLC

4.1 Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee

4.2 First Supplemental Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee

4.3 Second Supplemental Indenture, dated as of March 1, 2001, by and between MidAmerican Funding, LLC and The Bank of New York, as Trustee (Filed as Exhibit 4.4 to MidAmerican Funding's Registration Statement No. 333-56624)

4.4 Registration Rights Agreement, dated March 9, 1999, by and among MidAmerican Funding, LLC, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., Goldman Sachs & Co. and Merrill Lynch & Co.

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