Form 10-Q
period 2006-09-30
MIDAMERICAN FUNDING LLC; MIDAMERICAN ENERGY CO
filed 2006-11-03
CIK 1098296, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission	Exact name of registrant as specified in its charter	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

(515) 242-4300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if either registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if either registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MidAmerican Funding, LLC	Yes ☒ No ☐	MidAmerican Energy Company	Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

MidAmerican Funding, LLC	Yes ☐ No ☒	MidAmerican Energy Company	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 27, 2006, all of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company.

As of October 27, 2006, all 70,980,203 outstanding shares of MidAmerican Energy Company’s voting stock were held by its parent company, MHC Inc., a direct, wholly owned subsidiary of MidAmerican Funding, LLC.

MidAmerican Funding, LLC (“MidAmerican Funding”) and MidAmerican Energy Company (“MidAmerican Energy”) separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiary, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MidAmerican Energy Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of September 30, 2006, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006 (May 16, 2006 as to Note 10), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 3, 2006

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	As of
	September 30,	December 31,
	2006	2005
ASSETS
Utility Plant, Net
Electric	$6,151,407	$5,933,387
Gas	1,022,910	992,834
	7,174,317	6,926,221
Accumulated depreciation and amortization	(3,237,309)	(3,096,933)
	3,937,008	3,829,288
Construction work in progress	826,288	596,458
	4,763,296	4,425,746

Current Assets
Cash and cash equivalents	4,058	70,914
Short-term investments	-	25,425
Receivables, net	282,830	463,630
Inventories	99,560	84,623
Other	130,697	61,221
	517,145	705,813

Investments and Nonregulated Property, Net	382,775	359,690
Regulatory Assets	232,750	237,201
Other Assets	60,442	135,687
Total Assets	$5,956,408	$5,864,137

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity	$1,957,033	$1,744,882
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	1,470,497	1,471,251
	3,457,859	3,246,462
Current Liabilities
Notes payable	70,000	-
Current portion of long-term debt	1,150	160,509
Accounts payable	398,260	359,496
Taxes accrued	97,749	84,122
Interest accrued	26,174	14,488
Other	129,072	94,501
	722,405	713,116
Other Liabilities
Deferred income taxes	469,282	471,892
Investment tax credits	41,527	43,962
Asset retirement obligations	200,104	191,117
Regulatory liabilities	823,359	763,155
Other	241,872	434,433
	1,776,144	1,904,559
Total Capitalization and Liabilities	$5,956,408	$5,864,137

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Operating Revenues
Regulated electric	$494,525	$467,586	$1,370,322	$1,127,434
Regulated gas	153,421	181,228	778,241	858,671
Nonregulated	117,414	72,843	418,250	209,158
	765,360	721,657	2,566,813	2,195,263

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	199,346	147,616	516,818	339,845
Cost of gas sold	113,791	145,641	619,344	699,594
Other operating expenses	100,490	92,044	287,900	276,949
Maintenance	34,114	32,996	104,794	104,810
Depreciation and amortization	57,722	77,102	219,161	214,150
Property and other taxes	23,808	23,555	72,844	71,237
	529,271	518,954	1,820,861	1,706,585
Nonregulated:
Cost of sales	103,394	67,981	391,873	188,058
Other	3,635	4,518	10,925	12,225
	107,029	72,499	402,798	200,283
Total operating expenses	636,300	591,453	2,223,659	1,906,868

Operating Income	129,060	130,204	343,154	288,395

Non-Operating Income
Interest and dividend income	696	939	5,719	3,344
Allowance for equity funds	10,233	7,815	25,484	17,720
Other income	2,867	1,968	5,899	4,585
Other expense	(551)	(1,403)	(2,191)	(3,155)
	13,245	9,319	34,911	22,494
Fixed Charges
Interest on long-term debt	20,655	18,769	67,884	58,086
Other interest expense	3,112	2,100	8,783	5,959
Allowance for borrowed funds	(4,120)	(3,199)	(11,375)	(7,771)
	19,647	17,670	65,292	56,274

Income Before Income Taxes	122,658	121,853	312,773	254,615
Income Taxes	37,989	39,485	95,546	83,684
Net Income	84,669	82,368	217,227	170,931
Preferred Dividends	312	312	935	935

Earnings on Common Stock	$84,357	$82,056	$216,292	$169,996

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Earnings on Common Stock	$84,357	$82,056	$216,292	$169,996

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges during period:
Before income taxes	(6,883)	-	(6,883)	-
Income tax (expense) benefit	2,730	-	2,730	-
Net unrealized gains (losses)	(4,153)	-	(4,153)	-

Minimum pension liability adjustment:
Before income taxes	-	-	18	(4,924)
Income tax (expense) benefit	-	-	(7)	2,047
Net adjustment	-	-	11	(2,877)

Other comprehensive income (loss)	(4,153)	-	(4,142)	(2,877)

Comprehensive Income	$80,204	$82,056	$212,150	$167,119

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months
	Ended September 30,
	2006	2005

Net Cash Flows From Operating Activities
Net income	$217,227	$170,931
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	220,028	215,130
Deferred income taxes and investment tax credit, net	(2,507)	(13,204)
Amortization of other assets and liabilities	19,257	20,014
Impact of changes in working capital:
Receivables, net	171,615	103,701
Inventories	(14,937)	(2,725)
Accounts payable	(124,851)	(10,941)
Taxes accrued	15,316	13,263
Other current assets and liabilities	32,589	16,303
Other, net	(13,630)	(2,890)
Net cash provided by operating activities	520,107	509,582

Net Cash Flows From Investing Activities
Utility construction expenditures	(513,594)	(497,411)
Quad Cities Station decommissioning trust fund contributions	(6,224)	(6,224)
Purchases of available-for-sale securities	(518,309)	(196,681)
Proceeds from sales of available-for-sale securities	534,049	226,979
Other, net	13,720	10,489
Net cash used in investing activities	(490,358)	(462,848)

Net Cash Flows From Financing Activities
Dividends paid	(935)	(935)
Retirement of long-term debt, including reacquisition cost	(160,441)	(90,851)
Net increase in notes payable	70,000	-
Other	(5,229)	4,427
Net cash used in financing activities	(96,605)	(87,359)

Net Decrease in Cash and Cash Equivalents	(66,856)	(40,625)
Cash and Cash Equivalents at Beginning of Period	70,914	88,113
Cash and Cash Equivalents at End of Period	$4,058	$47,488

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The consolidated financial statements included herein have been prepared by MidAmerican Energy Company (“MidAmerican Energy”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in a complete set of financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Energy, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. Where applicable, prior year amounts have been reclassified to a basis consistent with the current year presentation. Such reclassifications did not impact previously reported net income or retained earnings. All significant intercompany transactions have been eliminated. Although MidAmerican Energy believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Energy’s latest Annual Report on Form 10-K.

Certain classifications of amounts for 2005 are different than originally reported. The accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, now reflects Purchases of Available-for-Sale Securities totaling $63.2 million and Proceeds from Sales of Available-for-Sale Securities totaling $54.0 million related to transactions of securities held in the Quad Cities Station nuclear decommissioning trusts.

MidAmerican Energy is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a direct, wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), whose sole member is MidAmerican Energy Holdings Company. MidAmerican Energy Holdings Company is 88.2% owned by Berkshire Hathaway Inc.

2.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting FIN 48 on their respective consolidated financial positions and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position the over- or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires entities to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, but were not recognized as components of net periodic benefit cost of the period pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”(“SFAS 106”). MidAmerican Funding and MidAmerican Energy intend to recognize as regulatory assets (liabilities) those amounts attributable to its regulated operations that would otherwise be charged to other comprehensive income, net of tax, pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 158 does not impact the calculation of net periodic benefit cost and the amounts recognized in either accumulated other comprehensive income or regulatory assets (liabilities) will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of SFAS 87 and SFAS 106.

The recognition and related disclosure provisions of SFAS 158 are effective for MidAmerican Funding’s and MidAmerican Energy’s fiscal year ending December 31, 2006, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is not effective until fiscal years ending after December 15, 2008. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting SFAS 158 on their consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting SFAS 157 on their respective consolidated financial positions and results of operations.

3.	Commitments and Contingencies

	(a)	Environmental Matters

MidAmerican Energy is subject to numerous environmental laws, including the federal Clean Air Act and various state air quality laws; the Endangered Species Act; the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act and similar state laws relating to water quality. These laws have the potential for impacting MidAmerican Energy’s operations. Specifically, the Clean Air Act will likely continue to impact the operation of MidAmerican Energy’s generating facilities and will likely require MidAmerican Energy to reduce emissions from those facilities through the installation of additional or improved emission controls, the purchase of additional emission allowances, or some combination thereof.

Air Quality -

MidAmerican Energy is subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the United States Environmental Protection Agency (“EPA”). The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

The EPA has in recent years implemented more stringent national ambient air quality standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire state of Iowa, where MidAmerican Energy’s major emission sources are located, is in attainment of the ozone, and the current fine particulate matter, standards.

In December 2005, the EPA proposed a revision of the ambient air quality standards for fine particles that would maintain the current annual standard and set a new, more stringent 24-hour standard for the concentration of fine particulate in ambient air. The standards were published in the Federal Register on October 17, 2006, and become final on December 18, 2006.

In March 2005, the EPA released the final Clean Air Mercury Rule (“CAMR”). The CAMR utilizes a market-based cap and trade mechanism to reduce mercury emissions from coal-burning power plants from the 1999 nationwide level of 48 tons to 15 tons at full implementation. The CAMR’s two-phase reduction program requires initial reductions of mercury emission in 2010 and an overall reduction in mercury emissions from coal-burning power plants of 70% by 2018. Individual states are required to implement the CAMR or alternative requirements to achieve equivalent or greater mercury emission reductions through their state implementation plans.

In March 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) emissions in the eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both. The state of Iowa has implemented rules that exercise the option of the market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009, and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, from 2003 levels by 2015.

The CAMR or the CAIR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAMR and the CAIR, the rules could be changed or overturned as a result of litigation. The sufficiency of the standards established by both the CAMR and the CAIR has been legally challenged in the United States District Court for the District of Columbia.

The EPA has initiated a regional haze program intended to improve visibility at specific federally protected areas. Some of MidAmerican Energy’s plants meet the threshold applicability criteria under the Clean Air Visibility Rules. MidAmerican Energy and other stakeholders are participating in the Central States Regional Air Partnership to help develop the technical and policy tools needed to comply with this program.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the Iowa Utilities Board (“IUB”) its current multi-year plan and budget for managing SO2, NOX and mercury from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with air quality requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers.

Under the existing New Source Review (“NSR”) provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

The EPA has requested from several utilities information and supporting documentation regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time.

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002. In October 2005, the EPA proposed a rule that would change or clarify how emission increases are to be calculated for purposes of determining the applicability of the NSR permitting program for existing power plants. The EPA also proposed additional changes to the NSR rules in September 2006 that are intended to simplify the permitting process and allow facilities to undertake activities that improve the safety, reliability and efficiency of plants without triggering NSR. The EPA plans to finalize the rules by May 2007.

In February 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. In 2005, the Senate adopted a “sense of the Senate” resolution that puts the Senate on record that Congress should enact a comprehensive and effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution may be further addressed by Congress in 2006. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. In December 2005, the states of Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York and Vermont signed a mandatory regional pact to reduce greenhouse gas emissions that would become effective in 2009 and ultimately would require a reduction in greenhouse gas emissions of 10 percent from 1990 levels. An executive order signed by California’s governor in June 2005 would reduce greenhouse gas emissions in that state to 2000 levels by 2010, to 1990 levels by 2020 and 80 percent below 1990 levels by 2050. In August 2006, the California legislature adopted a greenhouse gas emission performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the greenhouse gas emission levels of a state-of-the-art combined-cycle natural gas generation facility. California also adopted a statewide greenhouse gas emission cap to reduce greenhouse gas emissions by approximately 25 percent from 1990 levels by 2020. Both requirements have been signed by California’s governor and will move forward through the rulemaking and implementation process.

Litigation was filed in the federal district court for the southern district of New York seeking to require reductions of carbon dioxide emissions from generating facilities of five large electric utilities. The court dismissed the public nuisance suit, holding that such critical issues affecting the United States such as greenhouse gas emissions reductions are not the domain of the court and should be resolved by the Executive Branch and the U.S. Congress. This ruling has been appealed to the Second Circuit Court of Appeals. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its results of operations.

The EPA’s regulation of certain pollutants under the Clean Air Act, and its failure to regulate other pollutants, is being challenged by various lawsuits brought by both individual state attorney generals and environmental groups. To the extent that these actions may be successful in imposing additional and/or more stringent regulation of emissions on fossil-fueled facilities in general and MidAmerican Energy’s facilities in particular, such actions will likely impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its results of operations.

(b)	Nuclear Decommissioning Costs

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs.

The fair value of MidAmerican Energy’s share of estimated decommissioning costs for Quad Cities Station, as calculated in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” was $170.1 million and $163.0 million as of September 30, 2006 and December 31, 2005, respectively, and is reflected in Asset Retirement Obligations on the Consolidated Balance Sheets. Refer to Note (14) of MidAmerican Energy’s most recently filed Form 10-K for a discussion of asset retirement obligations. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of September 30, 2006 and December 31, 2005, was $247.1 million and $228.1 million, respectively, and is reflected in Investments and Nonregulated Property, Net on the Consolidated Balance Sheets.

MidAmerican Energy’s depreciation and amortization includes costs for Quad Cities Station decommissioning. The regulatory provision charged to expense is equal to the funding that is being collected in Iowa rates.

(c)	Deferred Construction Costs

On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. (“Mitsui”) for engineering, procurement and construction of a 790-MW (based on expected accreditation) coal-fired generating plant expected to be completed in the summer of 2007. MidAmerican Energy currently holds a 60.67% individual ownership interest as a tenant in common with the other owners of the plant. Under the contract, MidAmerican Energy is allowed to defer payments, including the other owners’ shares, for up to $200.0 million of billed construction costs through the end of the project. In July 2005, MidAmerican Energy reached the total allowed amount of $200.0 million of deferred payments. On the Consolidated Balance Sheets, the $200.0 million liability is reflected in Accounts Payable as of September 30, 2006, in anticipation of its payment in the summer of 2007 and in Other Liabilities - Other as of December 31, 2005.

A $78.7 million asset representing the other owners’ share of the deferred payments is reflected on the Consolidated Balance Sheets in Other Current Assets as of September 30, 2006, and in Other Assets as of December 31, 2005. MidAmerican Energy will bill each of the other owners for its share of the deferred payments when payment is made to Mitsui.

4.	Rate Matters

Under a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2013. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability.

Under a settlement agreement approved by the IUB on December 21, 2001, which was effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year was recorded as a regulatory liability. A settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on its 2004/2005 wind-powered generation project and approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. The settlement agreement also includes commitments by MidAmerican Energy and the OCA not to seek or support a general increase or decrease, respectively, in electric base rates to become effective prior to January 1, 2011.

On January 31, 2005, the IUB approved a settlement agreement filed in conjunction with MidAmerican Energy’s 2005 expansion of its wind-powered generation project. On April 18, 2006, the IUB approved a settlement agreement filed in conjunction with MidAmerican Energy’s application for up to 545 MW, based on nameplate ratings, of additional wind-powered generation capacity in Iowa. The settlement agreements extend the current revenue sharing mechanism through 2012 and extend MidAmerican Energy’s and the OCA’s commitments regarding general increases or decreases in electric base rates through December 31, 2012.

The regulatory liabilities created by the settlement agreements are recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. Regulatory liabilities created for the years through 2010 will be reduced as they are credited against plant in service associated with generating plant additions. As a result of such credits applied to generating plant balances, future depreciation will be reduced. The regulatory liability accrued for 2011 and 2012, if any, will be credited to customer bills in 2012 and 2013, respectively. The change in the balance of the regulatory liability is summarized as follows (in thousands):

Balance January 1, 2006	$213,135
Revenue sharing	46,000
Interest costs	7,751
Amounts applied to utility plant in service	(2,192)
Balance September 30, 2006	$264,694

5.	Retirement Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries other than PacifiCorp. Non-union employees hired after June 30, 2004, and union employees hired after June 30, 2006, under contracts covering substantially all of MidAmerican Energy’s union employees are not eligible for postretirement benefits other than pensions.

Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans of MidAmerican Energy and the aforementioned affiliates included the following components for the three months and nine months ended September 30 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Pension
Components of net periodic benefit cost:
Service cost	$6,506	$6,459	$18,984	$19,817
Interest cost	9,748	9,539	28,439	27,942
Expected return on plan assets	(9,839)	(10,239)	(28,704)	(29,293)
Amortization of prior service cost	657	740	1,913	2,089
Amortization of prior year loss	313	193	911	960
Net periodic benefit cost	$7,385	$6,692	$21,543	$21,515

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Postretirement
Components of net periodic benefit cost:
Service cost	$1,971	$1,786	$5,386	$5,081
Interest cost	3,857	3,074	10,540	10,251
Expected return on plan assets	(2,773)	(2,680)	(7,577)	(7,322)
Amortization of net transition balance	395	603	1,079	1,831
Amortization of prior service cost	(31)	-	(84)	-
Amortization of prior year loss	753	342	2,058	1,184
Net periodic benefit cost	$4,172	$3,125	$11,402	$11,025

MidAmerican Energy expects to contribute $5.9 million and $15.6 million in 2006 to its pension and postretirement plans, respectively. As of September 30, 2006, $4.4 million and $11.6 million of contributions have been made to the pension and postretirement plans, respectively.

6.	Segment Information

Beginning in 2006, MidAmerican Energy changed its reportable operating segments. Prior year amounts are reflected on a consistent basis with the 2006 amounts. MidAmerican Energy has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas, nonregulated electric and parent company activities.

The following tables provide MidAmerican Energy’s operating revenues, earnings on common stock and total assets on a reportable operating segment basis (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Segment Profit Information
Operating revenues:
Regulated electric	$494,525	$467,586	$1,370,322	$1,127,434
Regulated gas	153,421	181,228	778,241	858,671
Nonregulated and other	117,414	72,843	418,250	209,158
Total	$765,360	$721,657	$2,566,813	$2,195,263

Earnings on common stock:
Regulated electric	$83,868	$88,643	$196,966	$154,969
Regulated gas	(5,455)	(6,345)	11,377	12,404
Nonregulated and other	5,944	(242)	7,949	2,623
Total	$84,357	$82,056	$216,292	$169,996

	As of
	September 30,	December 31,
	2006	2005
Segment Asset Information
Total assets:
Regulated electric	$5,088,846	$4,698,923
Regulated gas	781,855	1,052,978
Nonregulated and other	85,707	112,236
Total	$5,956,408	$5,864,137

7.	Risk Management

In 2006, MidAmerican Energy changed its management strategy with regard to certain nonregulated end-use gas contracts. This change resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” For the three months and nine months ended September 30, 2005, cost of sales netted in revenues for such end-use gas contracts totaled $64.7 million and $180.3 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2006 (May 16, 2006 as to Notes 1(m) and 10), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 3, 2006

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	As of
	September 30,	December 31,
	2006	2005

ASSETS
Utility Plant, Net
Electric	$6,151,407	$5,933,387
Gas	1,022,910	992,834
	7,174,317	6,926,221
Accumulated depreciation and amortization	(3,237,309)	(3,096,933)
	3,937,008	3,829,288
Construction work in progress	826,288	596,458
	4,763,296	4,425,746
Current Assets
Cash and cash equivalents	4,189	71,207
Short-term investments	-	25,425
Receivables, net	276,892	469,128
Inventories	99,560	84,623
Other	130,970	61,577
	511,611	711,960

Investments and Nonregulated Property, Net	401,253	380,835
Goodwill	1,269,204	1,265,979
Regulatory Assets	232,750	237,201
Other Assets	60,450	135,695
Total Assets	$7,238,564	$7,157,416

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,453,421	$2,234,837
MidAmerican Energy preferred securities	30,329	30,329
Long-term debt, excluding current portion	2,170,497	2,171,251
	4,654,247	4,436,417
Current Liabilities
Notes payable	70,000	-
Note payable to affiliate	58,053	54,283
Current portion of long-term debt	1,150	160,509
Accounts payable	392,122	360,225
Taxes accrued	114,583	105,029
Interest accrued	30,388	30,401
Other	129,356	94,712
	795,652	805,159
Other Liabilities
Deferred income taxes	470,179	468,550
Investment tax credits	41,527	43,962
Asset retirement obligations	200,104	191,117
Regulatory liabilities	823,359	763,155
Other	253,496	449,056
	1,788,665	1,915,840
Total Capitalization and Liabilities	$7,238,564	$7,157,416

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Operating Revenues
Regulated electric	$494,525	$467,586	$1,370,322	$1,127,434
Regulated gas	153,421	181,228	778,241	858,671
Nonregulated	118,839	74,494	421,521	213,195
	766,785	723,308	2,570,084	2,199,300

Operating Expenses
Regulated:
Cost of fuel, energy and capacity	199,346	147,616	516,818	339,845
Cost of gas sold	113,791	145,641	619,344	699,594
Other operating expenses	100,490	92,044	287,900	276,949
Maintenance	34,114	32,996	104,794	104,810
Depreciation and amortization	57,722	77,102	219,161	214,150
Property and other taxes	23,808	23,555	72,844	71,237
	529,271	518,954	1,820,861	1,706,585
Nonregulated:
Cost of sales	103,655	68,415	392,652	189,062
Other	4,677	5,693	13,737	15,486
	108,332	74,108	406,389	204,548
Total operating expenses	637,603	593,062	2,227,250	1,911,133

Operating Income	129,182	130,246	342,834	288,167

Non-Operating Income
Interest and dividend income	751	988	5,988	3,475
Allowance for equity funds	10,233	7,815	25,484	17,720
Other income	4,173	3,158	52,700	17,114
Other expense	(582)	(15,416)	(6,860)	(19,118)
	14,575	(3,455)	77,312	19,191

Fixed Charges
Interest on long-term debt	32,428	30,543	103,206	93,408
Other interest expense	3,776	2,561	10,877	6,982
Preferred dividends of subsidiaries	312	312	935	935
Allowance for borrowed funds	(4,120)	(3,199)	(11,375)	(7,771)
	32,396	30,217	103,643	93,554

Income Before Income Taxes	111,361	96,574	316,503	213,804
Income Taxes	32,739	29,653	93,733	65,317

Net Income	$78,622	$66,921	$222,770	$148,487

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net Income	$78,622	$66,921	$222,770	$148,487

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges during
period:
Before income taxes	(6,883)	-	(6,883)	-
Income tax (expense) benefit	2,730	-	2,730	-
Net unrealized gains (losses)	(4,153)	-	(4,153)	-

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	(33)	284	32,046	669
Income tax (expense) benefit	12	(100)	(11,217)	(234)
	(21)	184	20,829	435
Less realized gains (losses) reflected in net income during period-
Before income taxes	-	313	32,113	652
Income tax (expense) benefit	-	(110)	(11,240)	(229)
	-	203	20,873	423

Net unrealized gains (losses)	(21)	(19)	(44)	12

Minimum pension liability adjustment:
Before income taxes	-	-	18	(4,924)
Income tax (expense) benefit	-	-	(7)	2,047
Net adjustment	-	-	11	(2,877)

Other comprehensive income (loss)	(4,174)	(19)	(4,186)	(2,865)

Comprehensive Income	$74,448	$66,902	$218,584	$145,622

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months
	Ended September 30,
	2006	2005

Net Cash Flows From Operating Activities
Net income	$222,770	$148,487
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	220,172	215,279
Deferred income taxes and investment tax credit, net	(1,782)	(28,207)
Amortization of other assets and liabilities	14,542	18,576
Gain on sale of securities, assets and other investments	(36,053)	(10,648)
Loss from impairment of assets and investments	-	15,841
Impact of changes in working capital:
Receivables, net	183,051	103,150
Inventories	(14,937)	(2,725)
Accounts payable	(131,718)	(11,349)
Taxes accrued	12,849	11,996
Other current assets and liabilities	21,045	4,944
Other, net	(11,974)	2,544
Net cash provided by operating activities	477,965	467,888

Net Cash Flows From Investing Activities
Utility construction expenditures	(513,594)	(497,411)
Quad Cities Station decommissioning trust fund contributions	(6,224)	(6,224)
Purchases of available-for-sale securities	(518,309)	(196,681)
Proceeds from sales of available-for-sale securities	561,692	228,592
Proceeds from sales of assets and other investments	9,749	11,100
Other, net	13,603	9,863
Net cash used in investing activities	(453,083)	(450,761)

Net Cash Flows From Financing Activities
Retirement of long-term debt, including reacquisition cost	(160,441)	(90,851)
Net increase in note payable to affiliate	3,770	29,500
Net increase in notes payable	70,000	-
Other	(5,229)	4,427
Net cash used in financing activities	(91,900)	(56,924)

Net Decrease in Cash and Cash Equivalents	(67,018)	(39,797)
Cash and Cash Equivalents at Beginning of Period	71,207	88,367
Cash and Cash Equivalents at End of Period	$4,189	$48,570

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The consolidated financial statements included herein have been prepared by MidAmerican Funding, LLC (“MidAmerican Funding”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in a complete set of financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican Funding, all adjustments, consisting of normal recurring adjustments, have been made to present fairly its financial position, results of operations and changes in cash flows for the periods presented. Where applicable, prior year amounts have been reclassified to a basis consistent with the current year presentation. Such reclassifications did not impact previously reported net income or retained earnings. All significant intercompany transactions have been eliminated. Although MidAmerican Funding believes that the disclosures contained herein are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican Funding’s latest Annual Report on Form 10-K.

Certain classifications of amounts for 2005 are different than originally reported. The accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, now reflects Purchases of Available-for-Sale Securities totaling $63.2 million and Proceeds from Sales of Available-for-Sale Securities totaling $54.0 million related to transactions of securities held in the Quad Cities Station nuclear decommissioning trusts.

MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company as its sole member. MidAmerican Energy Holdings Company is 88.2% owned by Berkshire Hathaway Inc. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MidAmerican Energy Holdings Company are public utility holding companies headquartered in Des Moines, Iowa. MHC’s principal subsidiary is MidAmerican Energy Company, a public utility with electric and natural gas operations. Other direct, wholly owned subsidiaries of MHC include InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

2.	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

3.	Commitments and Contingencies

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s commitments and contingencies.

4.	Rate Matters

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s rate matters.

5.	Retirement Plans

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s retirement plans.

6.	Segment Information

Beginning in 2006, MidAmerican Funding changed its reportable operating segments. Prior year amounts are reflected on a consistent basis with the 2006 amounts. MidAmerican Funding has identified two reportable operating segments: regulated electric and regulated gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Funding allocators most related to the nature of the cost. “Nonregulated and other” in the tables below consists principally of nonregulated gas, nonregulated electric and parent company activities.

The following tables provide MidAmerican Funding’s operating revenues, net income and total assets on a reportable operating segment basis (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Segment Profit Information
Operating revenues:
Regulated electric	$494,525	$467,586	$1,370,322	$1,127,434
Regulated gas	153,421	181,228	778,241	858,671
Nonregulated and other	118,839	74,494	421,521	213,195
Total	$766,785	$723,308	$2,570,084	$2,199,300

Net income:
Regulated electric	$83,868	$88,643	$196,966	$154,969
Regulated gas	(5,455)	(6,345)	11,377	12,404
Nonregulated and other	209	(15,377)	14,427	(18,886)
Total	$78,622	$66,921	$222,770	$148,487

	As of
	September 30,	December 31,
	2006	2005
Segment Asset Information
Total assets (a):
Regulated electric	$6,279,570	$5,886,632
Regulated gas	860,334	1,131,247
Nonregulated and other	98,660	139,537
Total	$7,238,564	$7,157,416

(a)
Total assets by operating segment reflect the assignment of goodwill to applicable reporting units in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

7.	Risk Management

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s risk management.

8.	Goodwill

In January 2006, MidAmerican Energy changed its reportable operating segments. Accordingly, goodwill has been reclassified to match the new segment presentation. For the nine months ended September 30, 2006, MidAmerican Funding adjusted goodwill for a change in deferred income taxes due to tax matters existing at the time of its purchase of MHC. The following table shows the change in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2006 (in thousands):

	Electric	Gas	Total

Balance at January 1, 2006	$1,187,710	$78,269	$1,265,979
Income tax adjustment	3,015	210	3,225
Balance at September 30, 2006	$1,190,725	$78,479	$1,269,204

9.	Other Income and Other Expense

During the second quarter of 2006, MidAmerican Funding sold a majority of the common shares it held of an electronic energy and metals trading exchange and recorded proceeds of $27.6 million and pre-tax gains totaling $27.6 million, or $16.5 million after-tax. MidAmerican Funding donated its remaining shares in the company to a charitable foundation and recognized $4.5 million of both pre-tax gain and donation expense.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary within MidAmerican Funding, LLC (“MidAmerican Funding”).

Management’s Discussion and Analysis (“MD&A”) addresses the financial statements of MidAmerican Funding and its subsidiaries and MidAmerican Energy and its subsidiary as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading “MidAmerican Funding” to allow the reader to identify information applicable to MidAmerican Funding, excluding MidAmerican Energy.

MD&A should be read in conjunction with the financial statements included in this Form 10-Q and the notes to those statements, together with MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Annual Report on Form 10-K.

Forward-Looking Statements

From time to time, MidAmerican Funding, or one of its subsidiaries individually, including MidAmerican Energy, may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of MidAmerican Funding or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MidAmerican Funding’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of MidAmerican Funding to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MidAmerican Funding has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on sales volumes and revenues, fuel prices, fuel transportation and other operating uncertainties, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, utility industry deregulation and competition. Neither MidAmerican Funding, nor any one of its subsidiaries individually, assumes any responsibility to update forward-looking information contained herein.

Executive Summary

MidAmerican Energy’s earnings on common stock improved $2.3 million to $84.4 million for the third quarter of 2006 compared to $82.1 million for the third quarter of 2005. MidAmerican Funding’s net income increased $11.7 million to $78.6 million for the third quarter of 2006 compared to $66.9 million for the third quarter of 2005.

MidAmerican Energy’s earnings on common stock improved $46.3 million to $216.3 million for the first nine months of 2006 compared to $170.0 million for the first nine months of 2005. MidAmerican Funding’s net income increased $74.3 million to $222.8 million for the first nine months of 2006 compared to $148.5 million for the first nine months of 2005.

The following significant events and changes, as discussed in more detail herein, highlight some of the factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources during the periods presented:

•
MidAmerican Energy is currently constructing a 790-megawatt (“MW”) (expected accreditation) super-critical-temperature, coal-fired generation project and expects to invest approximately $850 million in the project through 2007, including transmission facilities. Through September 30, 2006, $725.4 million had been invested, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by contract.

•
In the last half of 2005, MidAmerican Energy placed 200 MW (nameplate ratings) of wind-powered generation into service. On April 18, 2006, MidAmerican Energy received Iowa Utilities Board (“IUB”) approval of the ratemaking principles for up to 545 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. MidAmerican Energy has entered into agreements with wind project developers and contractors to add 99 MW and 123 MW (nameplate ratings) of wind-powered generation by the end of 2006 and 2007, respectively.

•
MidAmerican Energy’s regulated electric gross margin decreased $24.8 million compared to the third quarter of 2005 due principally to a $29.0 million decrease in gross margin for electric wholesale sales driven by increased energy costs, which resulted in lower margins per megawatt hour sold.

•
The regulatory expense related to the Iowa revenue sharing arrangement decreased by $20.5 million compared to the third quarter of 2005. Amounts under the arrangement are determined based upon Iowa electric returns on equity, which were negatively impacted by lower wholesale margins in the third quarter of 2006. Iowa revenue sharing is recorded as depreciation and amortization in the accompanying consolidated statement of operations.

•
During the second quarter of 2006, MidAmerican Funding recognized pre-tax gains of $27.6 million, or $16.5 million after-tax, on the sales of its shares of common stock of an electronic energy and metals trading exchange.

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statements of Operations. Explanations include management’s best estimate of the impact of weather, customer growth and other factors.

Results of Operations for the Quarter Ended September 30, 2006 and 2005

Regulated Electric Gross Margin

	Quarter
	Ended September 30,
	2006	2005

Gross margin (in millions):
Operating revenues	$494.5	$467.6
Less cost of fuel, energy and capacity	199.3	147.6
Electric gross margin	$295.2	$320.0

Sales (gigawatt-hours):
Retail	5,515	5,415
Wholesale	2,618	2,154
Total	8,133	7,569

Electric gross margin for the third quarter of 2006 decreased $24.8 million compared to the third quarter of 2005 due to a $29.0 million decrease in gross margin on wholesale sales due to a lower margin per megawatt hour sold offset partially by an increase in sales volumes. Gross margin on retail sales was relatively unchanged as an improvement due to customer growth was offset by a decrease due to milder temperature conditions. Transmission revenues increased $3.0 million due to an increase in the use of MidAmerican Energy’s transmission lines by other utilities.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s delivery system are classified as wholesale. A decrease in the average electric wholesale margins per megawatt hour sold reduced electric wholesale gross margin by $38.6 million compared to the third quarter of 2005. The decrease in margins per megawatt hour sold was due to reduced availability of MidAmerican Energy-owned base load generation, which resulted in an increase in purchases of higher cost replacement power. An increase in regional market opportunities contributed to a 21.5% increase in wholesale sales volumes during the third quarter of 2006 compared to the third quarter of 2005, resulting in a $9.6 million increase in wholesale gross margin.

Gross margin on electric retail sales increased $0.1 million, with electric retail sales volumes increasing 1.9% compared to the third quarter of 2005. An increase in the average number of retail customers, in particular the addition of a large steel manufacturer in the fourth quarter of 2005, improved electric retail gross margin by $10.0 million compared to the third quarter of 2005. The effect of temperature conditions during the third quarter of 2006 compared to the third quarter of 2005 resulted in a $10.6 million decrease in electric retail gross margin. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, decreased electric margin by $2.7 million. A decrease in fuel costs related to Iowa retail electric sales improved electric retail gross margin by $0.7 million compared to the third quarter of 2005 due in part to an increase in the portion of energy requirements met with wind-powered generation. Recoveries of energy efficiency program costs increased electric retail gross margin by $2.8 million compared to the third quarter of 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	Quarter
	Ended September 30,
	2006	2005

Gross margin (in millions):
Operating revenues	$153.4	$181.2
Less cost of gas sold	113.8	145.6
Gas gross margin	$39.6	$35.6

Sales (000’s decatherms):
Retail	6,323	5,918
Wholesale	11,494	10,170
Total	17,817	16,088

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the third quarter of 2005, MidAmerican Energy’s average per-unit cost of gas sold decreased 29.4%, resulting in a $47.5 million decrease in cost of gas sold and revenues for the third quarter of 2006. The decrease in cost of gas sold and gas revenues as a result of the per-unit cost of gas was partially offset by a $15.7 million increase due to improved sales volumes for the third quarter of 2006.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components.

Quarter Ended
September 30,
2006 vs. 2005
(In millions)
Change in cost of gas sold:
Sales volumes	$15.7
Average cost per unit	(47.5)
Total change in cost of gas sold	(31.8)
Change in margin:
Weather	1.4
Other usage factors	(0.7)
Customer growth	0.3
Energy efficiency cost recoveries	2.5
Other	0.5
Total change in margin	4.0
Total revenue variance	$(27.8)

The increase in gas gross margin due to weather was the result of cooler temperature conditions in the third quarter of 2006 compared to the same quarter in 2005. Other gas usage factors, such as changes in individual customer usage, decreased gas margin. MidAmerican Energy’s average number of gas retail customers increased 1.2% compared to the third quarter of 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $8.4 million for the third quarter of 2006 compared to the third quarter of 2005 due primarily to a $5.2 million increase in energy efficiency program costs. Changes in energy efficiency program costs are substantially matched by changes in related electric and gas revenues.

Maintenance expenses for the third quarter of 2006 increased $1.1 million compared to the third quarter of 2005 due to a $1.3 million increase in electric and gas distribution maintenance.

Depreciation and amortization expense for the third quarter of 2006 decreased $19.4 million compared to the third quarter of 2005 due to a $20.5 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric returns on equity primarily from a reduction in electric margins. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Quarter
	Ended September 30,
	2006	2005
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$117.4	$72.8
Less nonregulated cost of sales	103.4	68.0
Nonregulated gross margin	$14.0	$4.8

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$118.8	$74.5
Less nonregulated cost of sales	103.7	68.4
Nonregulated gross margin	$15.1	$6.1

Nonregulated revenues and cost of sales for the third quarter of 2006 increased due primarily to a change in the management strategy related to certain end-use gas contracts that resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” For the third quarter of 2005, cost of sales totaling $64.7 million was netted in nonregulated operating revenues for such end-use gas contracts. The increase in nonregulated gross margin compared to the third quarter of 2005 was due principally to higher realized margins and an increase in unrealized net gains on electric and gas financial instruments used for hedging purposes. Effective September 1, 2006, MidAmerican Energy began recognizing unrealized gains and losses on certain electric positions in other comprehensive income, reducing a portion of future market volatility on margins.

Allowance for Equity Funds

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”). The $2.4 million increase in income for the capitalized allowance on equity funds used during construction in the third quarter of 2006 was due to the increase in construction work in progress compared to the third quarter of 2005. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Other Income and Expense

MidAmerican Funding -

Other expense for the third quarter of 2005 included write-downs of some of MidAmerican Funding’s investments in commercial passenger aircraft. MidAmerican Funding’s evaluation of its investments in these aircraft resulted in $14.0 million of pre-tax write-downs during the third quarter of 2005. The write-downs reflected a continued deterioration in the airline industry, including the bankruptcy filings of two major carriers during 2005.

Fixed Charges

The $1.9 million increase in interest on long-term debt was due to the November 1, 2005 issuance of $300.0 million of MidAmerican Energy long-term debt, offset partially by maturities of higher rate debt in 2005 and 2006. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $0.9 million increase in allowance for borrowed funds for the third quarter of 2006 was due to the increase in construction work in progress compared to the third quarter of 2005. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation projects, including wind power facilities. MidAmerican Energy’s income taxes for the third quarter of 2006 were reduced $1.8 million more by the production tax credits compared to the third quarter of 2005 due to wind power facilities placed in service in the third quarter of 2005.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Regulated Electric Gross Margin

	Nine Months
	Ended September 30,
	2006	2005

Gross margin (in millions):
Operating revenues	$1,370.3	$1,127.4
Less cost of fuel, energy and capacity	516.8	339.8
Electric gross margin	$853.5	$787.6

Sales (gigawatt-hours):
Retail	15,111	14,356
Wholesale	8,357	5,922
Total	23,468	20,278

Electric gross margin for the first nine months of 2006 increased $65.9 million compared to the first nine months of 2005 due to a $30.7 million increase in gross margin on wholesale sales due primarily to an increase in related sales volumes. Gross margin on retail sales increased $21.9 million due principally to customer growth. Additionally, transmission revenues increased $11.2 million due to an increase in the use of MidAmerican Energy’s transmission lines by other utilities.

Sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s delivery system are classified as wholesale. The increased availability of MidAmerican Energy-owned base load generation, including generation available as a result of newly added wind generation supplying retail customers, as well as market opportunities, contributed to a 41.1% increase in wholesale sales volumes during the first nine months of 2006, resulting in a $22.1 million increase in wholesale gross margin. An increase in the average electric wholesale margins per megawatt hour sold due to higher market prices and a greater availability of MidAmerican Energy-owned base load generation improved electric wholesale gross margin by $8.6 million compared to the first nine months of 2005.

Gross margin on electric retail sales increased $21.9 million, with electric retail sales volumes increasing 5.3% compared to the first nine months of 2005. An increase in the average number of retail customers, in particular the addition of a large steel manufacturer in the fourth quarter of 2005, improved electric retail gross margin by $27.7 million compared to the first nine months of 2005. Electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric margin by $9.4 million. The effect of temperature conditions during the first nine months of 2006 compared to the first nine months of 2005 resulted in a $15.0 million decrease in electric retail gross margin. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $4.4 million compared to the first nine months of 2005 due in part to an increase in the cost of energy purchased to serve the retail load. Recoveries of energy efficiency program costs increased electric retail gross margin by $4.4 million compared to the first nine months of 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	Nine Months
	Ended September 30,
	2006	2005

Gross margin (in millions)
Operating revenues	$778.2	$858.7
Less cost of gas sold	619.3	699.6
Gas gross margin	$158.9	$159.1

Sales (000’s decatherms):
Retail	46,266	50,990
Wholesale	34,811	41,112
Total	81,077	92,102

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first nine months of 2005, MidAmerican Energy’s average per-unit cost of gas sold increased 0.6%, resulting in a $3.5 million increase in cost of gas sold for the first nine months of 2006. The increase in cost of gas sold and gas revenues as a result of the per-unit cost of gas was more than offset by a $83.8 million decrease due to the reduction in sales volumes.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components.

Nine Months
Ended September 30,
2006 vs. 2005
(In millions)
Change in cost of gas sold:
Sales volumes	$(83.8)
Average cost per unit	3.5
Total change in cost of gas sold	(80.3)
Change in margin:
Other usage factors	(4.8)
Weather	(2.6)
Customer growth	1.6
Energy efficiency cost recoveries	4.0
Other	1.6
Total change in margin	(0.2)
Total revenue variance	$(80.5)

Other gas usage factors, such as changes in individual customer usage patterns, decreased gas margin. The decrease in gas gross margin due to weather was the result of mild temperature conditions in the first nine months of 2006 compared to the same period in 2005. MidAmerican Energy’s average number of gas retail customers increased 1.4% compared to the first nine months of 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses increased $11.0 million for the first nine months of 2006 compared to the first nine months of 2005 due primarily to an $8.4 million increase in energy efficiency program costs. Changes in energy efficiency program costs are substantially matched with changes in related electric and gas revenues. Additionally, steam generating plant operating costs increased $3.2 million.

Maintenance expenses for the first nine months of 2006 were unchanged compared to the first nine months of 2005. Steam generating plant maintenance decreased $5.8 million as a result of planned outages in 2005 but was offset by increases in maintenance costs related to wind-powered generating facilities and the electric and gas distribution systems.

Depreciation and amortization expense for the first nine months of 2006 increased $5.0 million compared to the first nine months of 2005 due to an increase in utility plant depreciation principally as a result of wind-powered generating facilities placed in service in the third quarter of 2005 offset partially by a decrease in amortization of software.

Nonregulated Gross Margin

	Nine Months
	Ended September 30,
	2006	2005
	(In millions)
MidAmerican Energy -
Nonregulated operating revenues	$418.3	$209.2
Less nonregulated cost of sales	391.9	188.1
Nonregulated gross margin	$26.4	$21.1

MidAmerican Funding Consolidated -
Nonregulated operating revenues	$421.5	$213.2
Less nonregulated cost of sales	392.7	189.1
Nonregulated gross margin	$28.8	$24.1

Nonregulated revenues and cost of sales for the first nine months of 2006 increased due primarily to a change in the management strategy related to certain end-use gas contracts that resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” For the first nine months of 2005, cost of sales totaling $180.3 million was netted in nonregulated operating revenues for such end-use gas contracts. The increase in nonregulated gross margin compared to the first nine months of 2005 was principally due to higher realized margins and an increase in unrealized net gains on gas financial instruments. Effective September 1, 2006, MidAmerican Energy began recognizing unrealized gains and losses on certain electric positions in other comprehensive income, reducing a portion of future market volatility on margins.

Allowance for Equity Funds

As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. The $7.8 million increase in income for the capitalized allowance on equity funds used during construction in the first nine months of 2006 was due to the increase in construction work in progress compared to the first nine months of 2005. MidAmerican Energy expects to continue to record higher-than-normal income for the allowance on equity funds used during construction through 2007 while the announced generating facilities are constructed.

Other Income and Expense

MidAmerican Energy -

Interest and dividend income increased $2.4 million compared to the first nine months of 2005 due to a more favorable cash position and higher interest rates.

MidAmerican Funding -

Other income for the first nine months of 2006 includes $27.6 million of pre-tax gains from the sales of MidAmerican Funding’s shares of common stock of an electronic energy and metals trading exchange. Additionally, $4.5 million of gain was recognized on shares of that common stock, which MidAmerican Funding donated to a charitable foundation. Other expense for the first nine months of 2006 reflects $4.5 million of expense for the donation of the shares. Refer to Note (9) of MidAmerican Funding’s Notes to Consolidated Financial Statements for further discussion of these transactions.

Other income for the first nine months of 2006 also includes $8.5 million for a gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration facility. Additionally, other income reflects $5.2 million of income resulting from changes in a financing arrangement related to a non-strategic investment in a hydroelectric generating facility. Other income for the first nine months of 2005 includes $9.9 million of gains from the sale of two non-strategic, passive investments.

Other expense for the first nine months of 2005 includes write-downs of some of MidAmerican Funding’s investments in commercial passenger aircraft. MidAmerican Funding’s evaluation of its investments in these aircraft resulted in $15.8 million of pre-tax write-downs during the 2005 nine-month period. The write-downs reflected a continued deterioration in the airline industry, including the bankruptcy filings of two major carriers during 2005.

Fixed Charges

The $9.8 million increase in interest on long-term debt was due to the November 1, 2005 issuance of $300.0 million of MidAmerican Energy long-term debt, offset partially by maturities of higher rate debt in 2005 and 2006. Other interest expense increased due to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $3.6 million increase in allowance for borrowed funds for the first nine months of 2006 was due to the increase in construction work in progress compared to the first nine months of 2005. MidAmerican Energy expects to continue to record higher-than-normal allowance for borrowed funds used during construction through 2007 while the announced generating facilities are constructed.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation projects, including wind power facilities. MidAmerican Energy’s income taxes for the first nine months of 2006 were reduced $8.5 million more by the production tax credits compared to the first nine months of 2005 due to wind power facilities placed in service in the third quarter of 2005.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $520.1 million and $509.6 million for the first nine months of 2006 and 2005, respectively. MidAmerican Funding’s net cash provided by operating activities was $478.0 million and $467.9 million for the first nine months of 2006 and 2005, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first nine months of 2006, utility construction expenditures totaled $513.6 million, including Quad Cities Station nuclear fuel purchases. MidAmerican Energy’s capital requirements for 2006, which exclude the non-cash allowance for equity funds used during construction, are estimated to be approximately $752 million, which includes $352 million for the coal-fired and wind-powered generation projects discussed below, $53 million for emissions control equipment to address current and anticipated air quality regulations and $347 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”), a 790-MW (expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy’s current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The facility will provide service to regulated retail electricity customers. Wholesale sales may also be made from the facility to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of the generation project in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $850 million in CBEC Unit 4, including transmission facilities and approximately $64 million of non-cash allowance for equity funds used during construction. Through September 30, 2006, MidAmerican Energy has invested $725.4 million in the project, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract and $40.8 million of non-cash allowance for equity funds used during construction.

On December 16, 2005, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for up to 545 MW (nameplate ratings) of wind-powered generation capacity in Iowa to be installed in 2006 and 2007. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. The settlement agreement was approved by the IUB on April 18, 2006. Refer to “Utility Regulatory Matters” below for more information regarding the rate aspects of the settlement agreement.

MidAmerican Energy has been working with wind project developers and contractors to add new MidAmerican Energy-owned generation assets. In February 2006, MidAmerican Energy entered into agreements to add 99 MW (nameplate ratings) of wind-powered generation by the end of 2006. In June 2006, MidAmerican Energy entered into an additional agreement to add 123 MW (nameplate ratings) of wind-powered generation by the end of 2007.

While MidAmerican Energy continues to pursue additional wind-powered generation in the 2006-2007 timeframe, MidAmerican Energy will only add additional wind-powered generation if it views that it will be cost effective.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

MidAmerican Energy currently contributes $8.3 million annually to trusts established for the investment of funds for decommissioning Quad Cities Station. As of September 30, 2006, approximately 54.8% of the fair value of the trusts’ funds was invested in domestic common equity securities, 11.1% in domestic corporate debt and the remainder in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments. There have been no material changes, other than the debt issuance discussed below, in the amount of such obligations and commitments from what was disclosed in the “Liquidity and Capital Resources” section of MD&A in MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K. Refer to Note (3)(c) of Notes to Consolidated Financial Statements in this Form 10-Q for discussion regarding deferred construction payments and their balance sheet classification.

Debt Redemption and Issuance

MidAmerican Energy’s 6.375% series of medium-term notes, totaling $160.0 million, matured on June 15, 2006. On October 6, 2006, MidAmerican Energy issued $350.0 million of 5.8% medium-term notes due October 15, 2036.

Debt Authorizations and Credit Facilities

MidAmerican Energy has authority from the FERC to issue through April 14, 2007, short-term debt in the form of commercial paper and bank notes aggregating $500.0 million. MidAmerican Energy currently has in place a $500.0 million revolving credit facility that supports its $379.6 million commercial paper program and its variable rate pollution control revenue obligations. The facility expires July 6, 2011.

MidAmerican Energy currently has the necessary authorizations from the Securities and Exchange Commission to issue up to $480.0 million of additional long-term securities; from the FERC to issue up to $75.0 million of additional long-term securities through November 30, 2006, and up to $600 million for December 1, 2006, through November 30, 2008; and from the Illinois Commerce Commission (“ICC”) to issue up to $480.0 million of additional long-term debt securities through July 12, 2011.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of September 30, 2006, MidAmerican Energy’s common equity ratio was 53.9% computed on a basis consistent with its commitment.

Other Financing Information

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. The repurchases or exchanges, if any, will depend on prevailing market conditions, the issuing company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Ratings Risks

Debt and preferred securities of MidAmerican Funding and MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Funding’s or MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of October 31, 2006, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.” Other than the energy supply and marketing agreements discussed below, neither MidAmerican Funding nor MidAmerican Energy has any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of September 30, 2006, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $173 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

Under a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the IUB, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2013, unless its Iowa jurisdictional electric return on equity in any year falls below 10%. As a party to the settlement agreements, the OCA has agreed not to seek any decrease in MidAmerican Energy’s Iowa electric base rates prior to January 1, 2013. Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates may be increased or decreased by the ICC. Refer to Note (4) of MidAmerican Energy’s Notes to Consolidated Financial Statements for further discussion of these rate matters.

In an order issued September 27, 2004, the IUB required MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. In the same proceeding, MidAmerican Energy has a pending plan to reduce rates for some residential customers by a total of approximately $7.0 million in the 2008-2009 time frame in addition to the reductions to be offset by cost decreases related to existing contracts. The $7.0 million reduction in revenues may begin to be offset by a rate increase for other residential customers starting in 2011. On June 19, 2006, without ruling on revenue requirement issues, the IUB issued an order requiring MidAmerican Energy to hold informal workshops in 2007 and file a comprehensive class cost-of-service study and a revenue neutral rate equalization/rate consolidation plan by mid-2009.

In 2004, the ICC issued a declaratory ruling finding that MidAmerican Energy’s competitive sales of gas to retail customers within the state of Illinois were not authorized under the Illinois Public Utilities Act. In its ruling, the ICC left for subsequent proceedings issues related to the financial implications of these sales. To date, these issues have been addressed by ICC staff in its testimony in the purchased gas adjustment reconciliation proceedings covering 2001 and 2002. In that testimony, the ICC staff expressed its position that MidAmerican Energy must reduce gas costs recovered from Illinois regulated gas customers through the purchased gas adjustment by the gross margins earned from MidAmerican Energy’s Illinois nonregulated retail customers since 1996. Gross margin is the difference between the revenue and the related cost of gas for MidAmerican Energy’s nonregulated sales of gas to retail customers in the entire state of Illinois. On October 17, 2006, an administrative law judge issued a proposed order in the 2001 purchased gas adjustment reconciliation proceeding accepting the staff’s position. That decision is now pending before the ICC to issue a final order. There have not been any orders issued in the 2002 purchased gas adjustment reconciliation proceeding. There can be no assurance that the gross margins earned in earlier periods in final purchased gas adjustment reconciliation proceedings back to 1996 will not be subject to challenge. If the ICC adopts the proposed order as its own in the 2001 purchased gas adjustment reconciliation proceeding and makes the same adjustment for the years 2003 - 2004, the total cumulative adjustment through November 30, 2004, including the adjustments since 1996, would be $7.8 million. In its declaratory ruling, the ICC decided to open a separate proceeding, in addition to the purchased gas adjustment reconciliation proceedings, to determine an appropriate remedy to impose upon MidAmerican Energy for making competitive sales throughout the state of Illinois without statutory or regulatory authorization. In its order initiating this separate proceeding, the ICC stated there would not be any further litigation of the ICC conclusions arrived at in the declaratory ruling proceeding, despite the lack of an evidentiary hearing in that proceeding. An appeal of the order from the ICC in the declaratory ruling proceeding was filed with the Illinois Appellate Court. On May 26, 2006, the court issued an Order dismissing MidAmerican Energy’s appeal of the ICC’s action. The court subsequently reaffirmed its decision in a July 19, 2006, order in response to MidAmerican Energy’s petition for rehearing.

Effective January 1, 2005, SB 2525 became law in Illinois. That law allows MidAmerican Energy to continue its competitive gas sales in Illinois subject to ICC regulation. The ICC still must resolve the historical issues in the on-going purchase gas adjustment and related proceedings noted above.

On April 18, 2006, MidAmerican Energy filed with the ICC an offer to eliminate its monthly adjustment clause for recovery of fuel for electric generation and purchased power costs in Illinois beginning January 1, 2007, pending satisfactory resolution of fuel adjustment clause reconciliation issues. On September 13, 2006, the ICC approved MidAmerican Energy’s 2005 fuel adjustment clause reconciliation, and, accordingly, MidAmerican Energy filed on October 18, 2006, a proposal to eliminate its monthly fuel adjustment clause. Under this proposal, base rates would be adjusted to include recoveries at average 2004/2005 cost levels. If approved by the ICC, the proposal would expose MidAmerican Energy to monthly market price changes for fuel and purchased power costs in Illinois, with rate case approval required for any base rate changes. Once the fuel adjustment clause is eliminated, MidAmerican Energy may not petition for its reinstatement for five years.

Transmission Developments

On August 30, 2006, a third party vendor commenced operations as MidAmerican Energy’s transmission service coordinator (“TSC”). The TSC is the administrator of various MidAmerican Energy Open Access Transmission Tariff (“OATT”) functions for transmission service. The FERC previously conditionally approved MidAmerican Energy’s TSC agreement and selection of a third party vendor. Under the contract, the vendor provides its tariff administration and planning services for a three-year term. MidAmerican Energy does not believe that the incremental costs will have a material impact on its results of operations, financial position or cash flows.

Electric Market Developments

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and instead required that market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by July 1, 2005, and August 1, 2005. In its August 1, 2005 filing, MidAmerican Energy filed a proposed cost-based sales tariff (“CBST”) applicable to sales made within its control area to replace its market-based sales tariff. On March 17, 2006, the FERC issued an order (“March 17 Order”) accepting MidAmerican Energy’s commitment not to make sales using market-based rates in its control area but rejected the proposed applicable tariff language. The FERC directed MidAmerican Energy to file revised tariff language by April 17, 2006. MidAmerican Energy made such filing together with a request for clarification, or in the alternative, rehearing (“Request for Clarification”) of the March 17 Order. MidAmerican Energy estimates that its maximum potential refund obligation is $16 million and its minimum potential refund obligation is $50,000 for the period August 7, 2005 through September 30, 2006. The actual refund will depend upon the FERC’s ruling on the Request for Clarification and the applicability of the CBST to certain sales made within the control area for delivery outside the control area. MidAmerican Energy does not believe at this time that the ultimate outcome of this issue will have a material impact on its results of operations, financial position or cash flows.

The Energy Policy Act of 2005

On August 8, 2005, the Energy Policy Act of 2005 (“Energy Policy Act”) was signed into law. That law potentially impacts many segments of the energy industry. A tax provision extended the federal production tax credit for new renewable electricity generation projects through December 31, 2007. In part as a result of that portion of the law, MidAmerican Energy began development efforts to add additional wind generation, as previously discussed under “Utility Construction Expenditures” above. The law also expands FERC regulatory authority in areas such as electric system reliability, electric transmission expansion and pricing, regulation of utility holding companies, and enforcement authority to issue substantial civil penalties. The Energy Policy Act also repealed the Public Utility Holding Company Act of 1935 effective February 8, 2006. As a result of the repeal and a stock conversion, effective February 9, 2006, Berkshire Hathaway Inc. became the majority owner of voting securities of MidAmerican Energy Holdings Company.

Environmental Matters

MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the United States Environmental Protection Agency (“EPA”). The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

The EPA has in recent years implemented and proposed more stringent national ambient air quality standards. Additionally, legislation is pending, and could be proposed in the future, that may impact MidAmerican Energy if enacted. MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan allows MidAmerican Energy to more effectively manage its expenditures required to comply with emissions standards. On April 1, 2006, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. MidAmerican Energy currently estimates that the incremental capital expenditures for emission control equipment to comply with air quality requirements will total approximately $540 million for January 1, 2006, through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

Refer to Note (3)(a) of Notes to Consolidated Financial Statements for further discussion of air quality standards affecting MidAmerican Energy.

Generating Capability

On July 31, 2006, retail customer usage of electricity caused a new record hourly peak demand of 4,279 MW on MidAmerican Energy’s electric system, 239 MW greater than the previous record set in July 2005. MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states. MidAmerican Energy is also a party to an electric generation reserve sharing pool and regional transmission group administered by the Mid-Continent Area Power Pool (“MAPP”). Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand on a 12-month rolling basis. MidAmerican Energy’s reserve margin at peak demand for 2006 was approximately 20%.

MidAmerican Energy believes it has adequate electric capacity reserve through 2009, including capacity provided by the generating projects discussed above. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the required minimum reserve, significant penalties could be contractually imposed by the MAPP.

MidAmerican Energy is financially exposed to movements in energy prices since it does not recover its energy costs through an energy adjustment clause in Iowa. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

The transmission developments may also impact MidAmerican Energy’s wholesale electric purchases and sales. The FERC has proceedings underway which may influence the wholesale electric marketplace. Because of the uncertainties as to future regulatory policy governing transmission service and pricing, and regulation of wholesale electric sales, MidAmerican Energy is uncertain whether past wholesale costs and revenues will be representative of future wholesale costs and revenues.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under agreements of varying terms and quantities. MidAmerican Energy typically has one to two years of coal supply under contracts with fixed prices and regularly monitors the western coal market, looking for opportunities to enhance its coal supply portfolio. Operational delays in rail transportation out of the Powder River Basin during 2005 and 2006 have resulted in the reduction of coal inventories to suboptimum levels. MidAmerican Energy believes the transportation issues are temporary and that its coal inventories will be restored to preferred levels by late-2007. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note (4)(e) of Notes to Consolidated Financial Statements in Item 8 of its most recently filed Annual Report on Form 10-K.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting FIN 48 on their respective consolidated financial positions and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position the over- or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires entities to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, but were not recognized as components of net periodic benefit cost of the period pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”(“SFAS 106”). MidAmerican Funding and MidAmerican Energy intend to recognize as regulatory assets (liabilities) those amounts attributable to its regulated operations that would otherwise be charged to other comprehensive income, net of tax, pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 158 does not impact the calculation of net periodic benefit cost and the amounts recognized in either accumulated other comprehensive income or regulatory assets (liabilities) will be adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of SFAS 87 and SFAS 106.

The recognition and related disclosure provisions of SFAS 158 are effective for MidAmerican Funding’s and MidAmerican Energy’s fiscal year ending December 31, 2006, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is not effective until fiscal years ending after December 15, 2008. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting SFAS 158 on their consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting SFAS 157 on their respective consolidated financial positions and results of operations.

Other Matters

On May 25, 2006, the membership of the International Brotherhood of Electrical Workers locals 109 and 499, comprising more than 90% of MidAmerican Energy’s represented workforce, ratified a contract between MidAmerican Energy and the locals for a term extending through April 30, 2009.

Critical Accounting Policies and Estimates

MidAmerican Energy’s and MidAmerican Funding’s significant accounting policies are described in their respective Note (1) of Notes to Consolidated Financial Statements in Item 8 of their most recently filed Annual Report on Form 10-K. For a discussion of their critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in their most recently filed Annual Report on Form 10-K. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2005.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

MidAmerican Energy is exposed to loss of net income, cash flows and asset values due to market risk, including: 1) changes in the market price of gas, electricity and fuel used in its regulated and nonregulated businesses, 2) variations in the severity of weather conditions from normal, and 3) changes in interest rates. To manage these exposures, MidAmerican Energy enters into various financial derivative instruments, including futures, swaps, options and forward physical contracts. Through the functioning of a risk oversight committee, senior management provides the overall direction, structure, conduct and control of MidAmerican Energy’s risk management activities, including authorization and communication of risk management policies and procedures, the use of financial derivative instruments, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

As of September 30, 2006, MidAmerican Energy held derivative instruments used for non-trading and trading purposes with the following fair values (in thousands):

	Maturity
Contract Type	Within 1	1 to 3	After
	Year	Years	3 Years	Total
Non-trading:
Regulated electric assets	$12,283	$7,853	$-	$20,136
Regulated electric (liabilities)	(2,343)	(686)	-	(3,029)
Regulated gas assets	1,276	-	-	1,276
Regulated gas (liabilities)	(42,425)	-	-	(42,425)
Nonregulated electric assets	2,921	-	-	2,921
Nonregulated electric (liabilities)	(6,046)	(2,557)	-	(8,603)
Nonregulated gas assets	18,538	2,736	30	21,304
Nonregulated gas (liabilities)	(18,107)	(3,413)	-	(21,520)
Total	(33,903)	3,933	30	(29,940)

Trading:
Nonregulated electric assets	8,177	3,882	-	12,059
Nonregulated electric (liabilities)	(7,871)	(3,888)	-	(11,759)
Total	306	(6)	-	300

Total MidAmerican Energy assets	$43,195	$14,471	$30	$57,696
Total MidAmerican Energy (liabilities)	$(76,792)	$(10,544)	$-	$(87,336)
Regulatory net asset (liability)	$31,209	$(7,167)	$-	$24,042

Derivative instruments maturing within one year are reflected in Current Assets-Other or Current Liabilities-Other on the Consolidated Balance Sheets as appropriate. Derivative instruments with maturities greater than one year are reflected in either Other Assets or Other Liabilities-Other.

Reference is made to MidAmerican Energy’s and MidAmerican Funding’s most recently filed Form 10-K, and in particular, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Notes (1)(i) and (12) in Notes to Consolidated Financial Statements in Item 8 of that report.

Item 4.   Controls and Procedures.

With the supervision and participation of MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, each company performed an evaluation regarding the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, MidAmerican Funding’s and MidAmerican Energy’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that their respective disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

MidAmerican Energy was one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleged that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange during the period of January 1, 2000 to December 31, 2002. On September 9, 2005, MidAmerican Energy and counsel for the plaintiffs executed a stipulation and agreement of settlement, which upon final approval by the court following notice to all class members, MidAmerican Energy would be dismissed from the lawsuit. The court approved the settlement on a preliminary basis on February 8, 2006, and signed its final judgment and order of dismissal on May 24, 2006. No appeal of the order was filed within the applicable appeal period and, accordingly, the matter is concluded. MidAmerican Energy’s obligation to the plaintiffs was an immaterial amount.

On December 28, 2004, an apparent gas explosion and fire resulted in three fatalities, one serious injury and property damage at a commercial building in Ramsey, Minnesota. According to the Minnesota Office of Pipeline Safety, an improper installation of a pipeline connection may have been a cause of the explosion and fire. A predecessor company to MidAmerican Energy provided gas service in Ramsey, Minnesota, at the time of the original installation in 1980. In 1993, a predecessor of CenterPoint Energy, Inc. (“CenterPoint”) acquired all of the Minnesota gas properties owned by the MidAmerican Energy predecessor company.

As a result of the explosion and fire, MidAmerican Energy and CenterPoint received settlement demands which totaled $15.5 million. MidAmerican Energy’s exposure, if any, to these demands are covered under its liability insurance coverage to which a $2.0 million retention applies. In addition, counsel for CenterPoint stated that a replacement program has been initiated for the purpose of locating and replacing all mechanical couplings in the former North Central Public Service Company properties located in Minnesota. Counsel for CenterPoint has represented that the value of the replacement claim may be in the range of $35-45 million.

Two lawsuits naming MidAmerican Energy as a defendant are currently on file related to this incident. On February 8, 2006, MidAmerican Energy was served with a Third Party Complaint filed in U.S. District Court, District of Minnesota by CenterPoint Resources Corp. d/b/a CenterPoint Energy. The Third Party Complaint seeks contribution and indemnity on a wrongful death claim filed by the estate of Lorraine Melton, one of the decedents, and all sums associated with CenterPoint’s replacement program. MidAmerican Energy was served with a second Third Party Complaint filed in U.S. District Court, District of Minnesota by CenterPoint seeking contribution and indemnity on a property damage and business interruption claim filed by Ramsey Premier Partners, LLC, and all sums associated with CenterPoint’s replacement program. MidAmerican Energy’s motion for summary judgment filed in both of these cases has been heard by the court and a decision is pending. All claims arising from this incident have been settled by CenterPoint pursuant to Confidential Orders and Agreements; however, the Third Party actions by CenterPoint Energy Resources Corp. against MidAmerican Energy remain. MidAmerican Energy intends to vigorously defend its position in these lawsuits and believes their ultimate outcome will not have a material impact on its results of operations, financial position or cash flows.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in the “Environmental Matters” section of MD&A in Item 2 of this Form 10-Q. Information regarding MidAmerican Energy’s regulatory matters is included in the “Utility Regulatory Matters” section of MD&A in Item 2 of this Form 10-Q.

Item 1A.	Risk Factors

For a discussion of MidAmerican Funding’s and MidAmerican Energy’s risk factors, refer to Item 1A. Risk Factors in Part I of their latest Annual Report on Form 10-K. No material changes in MidAmerican Funding’s or MidAmerican Energy’s risk factors have occurred since the filing of the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Reference is made to the accompanying Exhibit Index for a list of exhibits filed as a part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: November 3, 2006	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

MidAmerican Energy

15	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Chief executive officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Chief executive officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Chief financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Energy and MidAmerican Funding

4.1	Indenture, dated as of October 1, 2006 - Senior Debt Securities between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee

4.2	First Supplemental Indenture, dated as of October 6, 2006 - 5.800% Notes due 2036 between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee

4.3
Distribution Agreement, dated October 3, 2006 - Medium Term Notes between MidAmerican Energy Company and Credit Suisse Securities (USA) LLC, J. P. Morgan Securities, Inc., LaSalle Financial Services, Inc., and BNP Paribas Securities Corp.