Form 10-K
period 2007-12-31
MIDAMERICAN FUNDING LLC; MIDAMERICAN ENERGY CO
filed 2008-02-29
CIK 1098296, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission	Exact name of registrant as specified in its charter	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Ave. Suite 500
Des Moines, Iowa 50309-2580
515-242-4300

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
666 Grand Ave., Suite 500
Des Moines, Iowa 50309-2580
515-242-4300

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, $3.30 Series, no par value
Preferred Stock, $3.75 Series, no par value
Preferred Stock, $3.90 Series, no par value
Preferred Stock, $4.20 Series, no par value
Preferred Stock, $4.35 Series, no par value
Preferred Stock, $4.40 Series, no par value
Preferred Stock, $4.80 Series, no par value

(Title of each Class)

Indicate by check mark if either registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MidAmerican Funding, LLC	Yes ☒ No ☐	MidAmerican Energy Company	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

MidAmerican Funding, LLC	Yes ☐ No ☒	MidAmerican Energy Company	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐              No  ☒

All of the member’s equity of MidAmerican Funding, LLC is held by its parent company, MidAmerican Energy Holdings Company, as of January 31, 2008.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2008, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

MidAmerican Funding, LLC (“MidAmerican Funding”), and MidAmerican Energy Company (“MidAmerican Energy”), separately file this combined Form 10-K. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiaries, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ “intend,” ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements are based upon MidAmerican Funding’s and/or MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which MidAmerican Energy’s facilities are located;

•	changes in governmental, legislative, or regulatory requirements affecting MidAmerican Energy or the electric or gas utility industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could increase operating and capital improvement costs, reduce plant output and/or delay plant construction;

•	changes in the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•	changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas;

•
changes in prices and availability for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on energy costs;

•	the financial condition and creditworthiness of significant customers and suppliers;

•	changes in business strategy or development plans;

•	availability, term and deployment of capital;

•	performance of MidAmerican Energy’s generation facilities, including unscheduled generation outages or repairs;

•	risks relating to nuclear generation;

•	the impact of derivative instruments used to mitigate or manage volume and price risk and changes in the commodity prices, interest rates and other conditions that affect the value of the derivatives;

•
the impact of increases in healthcare costs, changes in interest rates, mortality, morbidity and investment performance on pension and other postretirement benefits expense, as well as the impact of changes in legislation on funding requirements;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generation plants and infrastructure additions;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation and wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s Securities and Exchange Commission (“SEC”) filings or in other publicly disseminated written documents.

Further details of potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described in their filings with the SEC, including Item 1A and other discussions contained in this Form 10-K. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

PART I

Item 1.	Business

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”). MidAmerican Energy Holdings, a holding company owning subsidiaries that are principally engaged in energy businesses, is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). MidAmerican Funding, a holding company, owns all of the outstanding common stock of MHC Inc. (“MHC”), which is a holding company owning all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”); InterCoast Capital Company (“InterCoast Capital”); Midwest Capital Group, Inc. (“Midwest Capital”); MidAmerican Services Company (“MidAmerican Services”); and MEC Construction Services Co. (“MEC Construction”). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MHC, MidAmerican Funding and MidAmerican Energy Holdings are also headquartered in Des Moines, Iowa.

On March 1, 2006, MidAmerican Energy Holdings and Berkshire Hathaway entered into an Equity Commitment Agreement pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of common equity of MidAmerican Energy Holdings upon any requests authorized from time to time by the Board of Directors of MidAmerican Energy Holdings. The proceeds of any such equity contribution may only be used by MidAmerican Energy Holdings for the purpose of (i) paying when due MidAmerican Energy Holdings’ debt obligations and (ii) funding the general corporate purposes and capital requirements of MidAmerican Energy Holdings’ regulated subsidiaries, including MidAmerican Energy. Berkshire Hathaway will have up to 180 days to fund any such request in minimum increments of at least $250 million pursuant to one or more drawings authorized by MidAmerican Energy Holdings’ Board of Directors. The funding of each drawing will be made by means of a cash equity contribution to MidAmerican Energy Holdings in exchange for additional shares of MidAmerican Energy Holdings’ common stock. MidAmerican Energy has no right to make or to cause MidAmerican Energy Holdings to make any equity contribution requests. The Berkshire Hathaway equity commitment will expire on February 28, 2011.

MIDAMERICAN FUNDING AND MHC

MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries. MHC’s interests include 100% of the common stock of MidAmerican Energy, InterCoast Capital, Midwest Capital, MidAmerican Services and MEC Construction. MidAmerican Energy, which accounts for the predominant part of MHC’s assets and earnings, is a public utility with regulated electric and natural gas operations principally in Iowa. Substantially all of MidAmerican Funding’s consolidated operating revenues are from MidAmerican Energy. Financial information on MidAmerican Funding’s segments of business is included in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

As of December 31, 2007, MidAmerican Funding and its subsidiaries had 3,653 employees.

MIDAMERICAN ENERGY

MidAmerican Energy is a public utility company headquartered in Iowa with $7.3 billion of assets as of December 31, 2007, and operating revenues for 2007 totaling $4.3 billion. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. Additionally, MidAmerican Energy transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. As of December 31, 2007, MidAmerican Energy had approximately 720,000 regulated retail electric customers and 702,000 regulated retail and transportation natural gas customers.

In addition to retail sales and natural gas transportation, MidAmerican Energy sells electric energy and natural gas to other utilities, municipalities and marketers. These sales are referred to as wholesale sales.

MidAmerican Energy’s regulated electric and natural gas operations are conducted under franchise agreements, certificates, permits and licenses obtained from state and local authorities. The franchise agreements, with various expiration dates, are typically for 25-year terms.

MidAmerican Energy has a diverse customer base consisting of residential, agricultural, and a variety of commercial and industrial customer groups. Some of the larger industrial groups served by MidAmerican Energy include the processing and sales of food products; the manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; and cement and gypsum products.

MidAmerican Energy also conducts a number of nonregulated business activities. Refer to the “Nonregulated Operations” section later in this Item 1 for further discussion.

Financial information on MidAmerican Energy’s segments of business is included in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

MidAmerican Energy derived its gross operating revenues from the following business activities for the years ended December 31.

	2007	2006	2005

Regulated electric	45%	52%	48%
Regulated gas	28	32	42
Nonregulated	27	16	10
	100%	100%	100%

As of December 31, 2007, MidAmerican Energy had 3,653 employees, of which 1,725 were covered by union contracts. MidAmerican Energy has five separate contracts with locals of the International Brotherhood of Electrical Workers (“IBEW”), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. One contract with IBEW locals 109 and 499 expires April 30, 2009, and covers 1,649 employee members.

Regulated Electric Operations

The following tables present historical regulated electric sales data related to customer class and jurisdictions.

	Total Regulated Electric Sales
	By Customer Class
	2007	2006	2005

Residential	18%	18%	21%
Small general service (1)	12	13	15
Large general service (2)	27	28	28
Wholesale (3)	38	36	31
Other	5	5	5
	100%	100%	100%

(1)	Generally includes commercial and industrial customers with a demand of 200 kilowatts or less.
(2)	Generally includes commercial and industrial customers with a demand of more than 200 kilowatts.
(3)	Wholesale generally includes other utilities, municipalities and marketers to whom electric energy is sold at wholesale for resale to ultimate customers.

	Regulated Retail Electric Sales By State
	2007	2006	2005

Iowa	90%	90%	89%
Illinois	9	9	10
South Dakota	1	1	1
	100%	100%	100%

There are seasonal variations in MidAmerican Energy’s electric business that are principally related to the use of electricity for air conditioning. In general, 35-40% of MidAmerican Energy’s regulated electric revenues are reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy’s electric system usually occurs as a result of air conditioning use during the cooling season. On August 13, 2007, retail customer usage of electricity caused a new record hourly peak demand of 4,240 megawatts (“MW”) on MidAmerican Energy’s electric system, an increase of 104 MW from the previous record set in 2006.

MidAmerican Energy’s total accredited net generating capability in the summer of 2007 was 5,304 MW, including 154 MW of net capacity purchases and sales. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy’s system and consists of MidAmerican Energy-owned generation and the net amount of capacity purchases and sales. Accredited capacity may vary from the nameplate, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

The following table details information related to MidAmerican Energy’s electric generating facilities for summer 2007 accreditation.

Generating Facility	Location	Energy Source	Year Installed	Facility Net Capacity (MW)(1)	Net MW Owned(1)
COAL:
George Neal Unit No. 1	Sergeant Bluff, IA	Coal	1964	135	135
George Neal Unit No. 2	Sergeant Bluff, IA	Coal	1972	289	289
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	515	371
George Neal Unit No. 4	Salix, IA	Coal	1979	644	261
Louisa	Muscatine, IA	Coal	1983	700	616
Ottumwa	Ottumwa, IA	Coal	1981	672	349
Riverside Unit No. 3	Bettendorf, IA	Coal	1925	5	5
Riverside Unit No. 5	Bettendorf, IA	Coal	1961	130	130
Walter Scott, Jr. Unit No. 1	Council Bluffs, IA	Coal	1954	45	45
Walter Scott, Jr. Unit No. 2	Council Bluffs, IA	Coal	1958	88	88
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	690	546
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	790	471
				4,703	3,306
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-04	497	497
Coralville	Coralville, IA	Gas	1970	64	64
Electrifarm	Waterloo, IA	Gas/Oil	1975-78	199	199
Moline	Moline, IL	Gas	1970	64	64
Parr	Charles City, IA	Gas	1969	32	32
Pleasant Hill	Pleasant Hill, IA	Gas/Oil	1990-94	161	161
River Hills	Des Moines, IA	Gas	1966-67	117	117
Sycamore	Johnston, IA	Gas/Oil	1974	149	149
28 portable power modules	Various	Oil	2000	56	56
				1,339	1,339
NUCLEAR:
Quad Cities Unit No. 1	Cordova, IL	Uranium	1972	872	218
Quad Cities Unit No. 2	Cordova, IL	Uranium	1972	868	217
				1,740	435
WIND(2):
Century	Blairsburg, IA	Wind	2005/2007	25	25
Intrepid	Schaller, IA	Wind	2004-05	20	20
Pomeroy	Pomeroy, IA	Wind	2007	-	-
Victory	Westside, IA	Wind	2006	22	22
				67	67
HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Mississippi River	1941	3	3
ACCREDITED GENERATING CAPACITY				7,852	5,150

WIND INCREMENTAL CAPACITY(3):
Century				164	164
Intrepid				156	156
Pomeroy				197	197
Victory				77	77
				594	594
				8,446	5,744

(1)
Facility Net Capacity (MW) represents total plant accredited net generating capacity from the summer of 2007 based on MidAmerican Energy’s accreditation approved by the Mid-Continent Area Power Pool. Actual MW may vary depending on operating conditions and plant design. Net MW Owned indicates MidAmerican Energy’s ownership of Facility Net Capacity.

(2)
MidAmerican Energy owned 673 MW (nameplate, or design capacity, ratings) of wind-powered generation as of December 31, 2007. The 67 MW of accredited capacity for these facilities in the table is considerably less than the nameplate rating due to the varying nature of wind and to the fact that the Pomeroy wind-powered generation facilities and 15 MW of the Century facilities were placed in service after the 2007 summer accreditation.

(3)	The wind incremental capacity represents the difference between the summer 2007 accreditation of the facilities and the nameplate ratings.

On April 18, 2006, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for additional wind-powered generation capacity in Iowa to be installed in 2006 and 2007. A total of 222 MW (nameplate ratings) of wind-powered generation was placed in service in 2006 and 2007 subject to that agreement, including 123 MW (nameplate ratings) in the fourth quarter of 2007. On July 27, 2007, the IUB approved a settlement agreement between MidAmerican Energy and the OCA in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered capacity in Iowa to be placed in service on or before December 31, 2013. MidAmerican Energy placed 78 MW (nameplate ratings) of wind-powered generation into service in the fourth quarter of 2007 subject to the 2007 settlement agreement. Currently, MidAmerican Energy has 462 MW (nameplate ratings) under development or construction that it expects will be placed in service by December 31, 2008. MidAmerican Energy continues to pursue additional cost effective wind-powered generation.

MidAmerican Energy is interconnected with utilities in Iowa and neighboring states. MidAmerican Energy is also a member of the Mid-Continent Area Power Pool (“MAPP”). The MAPP is a voluntary association of electric utilities, a power marketing agency, power marketers, regulatory agencies and independent power producers from Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. The MAPP has two primary functions: as a regional transmission group, responsible for facilitating open access of the transmission system, and as a generation reserve sharing pool, which provides efficient and available generation to meet regional demand. As a MAPP member, MidAmerican Energy conducts transmission and wholesale power transactions using MAPP member interconnected transmission facilities in accordance with the MAPP open access transmission tariff and participates in the generation reserve sharing pool to support its operations.

Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve of 15% above its system peak demand, including net capacity purchases and sales, for each month. MidAmerican Energy’s reserve margin at peak demand for 2007 was approximately 25%. MidAmerican Energy believes it has adequate electric capacity reserve through 2009, including capacity provided by the generating projects discussed above. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% MAPP requirement.

MidAmerican Energy can transact with a substantial number of parties through its participation in the MAPP and through its direct interconnections to the Midwest Independent Transmission System Operator, Inc., Southwest Power Pool, Inc., and PJM Interconnection, L.L.C. regional transmission organizations (“RTO”s) and several other major transmission-owning utilities in the region. Under normal operating conditions, MidAmerican Energy’s transmission system has adequate capacity to deliver energy to MidAmerican Energy’s distribution system and to export and import energy with other interconnected systems.

Energy Supply for Electric Operations

MidAmerican Energy’s total energy supplied to retail and wholesale electric customers was from the following sources:

	2007	2006	2005

MidAmerican Energy - owned generation	74%	72%	79%
Energy purchased under long-term contracts	7	7	8
Energy purchased - other	19	21	13
	100%	100%	100%

Sources of fuel for energy supplied by MidAmerican Energy-owned electric generation were as follows for the years ended December 31:

	2007	2006	2005

Coal	76%	77%	79%
Nuclear	14	14	15
Gas	4	4	3
Other	6	5	3
	100%	100%	100%

MidAmerican Energy is exposed to fluctuations in energy costs relating to retail sales in Iowa and, effective January 1, 2007, Illinois as it does not have an energy adjustment clause in those jurisdictions. In Illinois, base rates were adjusted to include recoveries at average 2004/2005 energy cost levels beginning January 1, 2007, and rate case approval is required for any base rate changes. MidAmerican Energy may not petition for reinstatement of the Illinois fuel adjustment clause until November 2011. Under its current South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in the cost of purchased energy and all fuels used for retail electric generation through a fuel cost adjustment clause.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming and southeast Montana. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities. MidAmerican Energy’s coal supply portfolio has a substantial majority of its expected 2008 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market looking for opportunities to enhance its coal supply portfolio. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

MidAmerican Energy has a long-term coal transportation agreement with Union Pacific Railroad Company (“Union Pacific”). Under this agreement, Union Pacific delivers coal directly to MidAmerican Energy’s George Neal and Walter Scott, Jr. Energy Centers and to an interchange point with the Iowa, Chicago & Eastern Railroad Corporation for short-haul delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has the ability to use BNSF Railway Company for delivery of a small amount of coal to the Walter Scott, Jr., Louisa and Riverside Energy Centers should the need arise.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 (“Quad Cities Station”), a nuclear power plant. Exelon Generation Company, LLC (“Exelon Generation”), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2010 and partial requirements through 2015; uranium conversion requirements through 2010 and partial requirements through 2011; enrichment requirements through 2010 and partial requirements through 2017; and fabrication through 2015. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during this time.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy’s needs.

MidAmerican Energy is pursuing renewable resources as a viable, economic and environmentally prudent means of generating electricity. The benefits of energy from renewable resources include low to no emissions and typically little or no fossil fuel requirements. The intermittent nature of some renewable resources, such as wind, is complemented by MidAmerican Energy’s other generating resources, which are important to integrating intermittent wind resources into the electric system.

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in the Midwest. MidAmerican Energy purchases natural gas from various suppliers, transports it from the production areas to MidAmerican Energy’s service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing, and distributes it to customers through MidAmerican Energy’s distribution system.

MidAmerican Energy sells natural gas and transportation services to end-use customers and natural gas to other utilities, municipalities and marketers. MidAmerican Energy also transports through its distribution system natural gas purchased independently by a number of end-use customers. During 2007, 46% of total gas delivered through MidAmerican Energy’s system for end-use customers was under gas transportation service.

There are seasonal variations in MidAmerican Energy’s gas business that are principally due to the use of natural gas for heating. In general, 45-55% of MidAmerican Energy’s regulated gas revenues are reported in the months of January, February, March and December.

The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

	Total Regulated Gas Sales
	By Customer Class
	2007	2006	2005

Residential	40%	37%	38%
Small general service (1)	19	18	18
Large general service (1)	4	4	4
Wholesale (2)	37	41	40
	100%	100%	100%

(1)
Small and large general service customers are classified primarily based on the nature of their business and gas usage. Small general service customers are business customers whose gas usage is principally for heating. Large general service customers are business customers whose principal gas usage is for their manufacturing processes.

(2)	Wholesale generally includes other utilities, municipalities and marketers to whom natural gas is sold at wholesale for eventual resale to end-use customers.

	Regulated Retail Gas Sales By State
	2007	2006	2005

Iowa	77%	77%	77%
South Dakota	12	12	12
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

Fuel Supply and Capacity

MidAmerican Energy purchases gas supplies from producers and third party marketers. To enhance system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies. MidAmerican Energy attempts to optimize the value of its regulated assets by engaging in wholesale transactions. IUB and South Dakota Public Utilities Commission (“SDPUC”) rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on wholesales sales of natural gas, with the remaining 50% being returned to customers through the purchased gas adjustment clauses discussed below.

MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas Company (an affiliate company), Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. At times, the capacity available through MidAmerican Energy’s firm capacity portfolio may exceed the demand on MidAmerican Energy’s distribution system. Firm capacity in excess of MidAmerican Energy’s system needs can be resold to other companies to achieve optimum use of the available capacity. Past IUB and SDPUC rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional margins earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clauses.

MidAmerican Energy is allowed to recover its cost of gas from all of its regulated gas customers through purchased gas adjustment clauses. Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy’s regulated gas customers retain the risk associated with the market price of gas. MidAmerican Energy uses several strategies designed to reduce the market price risk for its gas customers, including the use of storage gas and peak shaving facilities, sharing arrangements to share savings and costs with customers, and short-term and long-term financial and physical gas purchase agreements.

MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during off-peak months when the demand for gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands in the winter. The storage and peak shaving facilities reduce MidAmerican Energy’s dependence on gas purchases during the volatile winter heating season. MidAmerican Energy can deliver approximately 50% of its design day sales requirements from its storage and peak shaving supply sources.

In 1995, the IUB gave initial approval of MidAmerican Energy’s Incentive Gas Supply Procurement Program. In December 2006, the IUB extended the program through October 31, 2010. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to a reference price. If MidAmerican Energy’s cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is currently in effect in South Dakota through October 31, 2010. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers. Refer to the “Nonregulated Operations” section for additional information.

On February 2, 1996, MidAmerican Energy had its highest peak-day delivery of 1,143,026 decatherms (“Dths”). This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. As of January 31, 2008, MidAmerican Energy’s 2007/2008 winter heating season peak-day delivery of 1,020,116 Dths was reached on January 29, 2008. This peak-day delivery included 73% traditional sales service and 27% transportation service.

The supply sources utilized by MidAmerican Energy to meet its 2007/2008 winter heating season peak-day deliveries to its traditional sales service customers were:

	Thousands	Percent
	of	of
	Dths	Total

Leased storage and peak shaving plants	218	29%
Firm supply	527	71
	745	100%

MidAmerican Energy has strategically built multiple pipeline interconnections into several of its larger communities. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity to serve those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy’s system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

MidAmerican Energy does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

Demand-side Management

MidAmerican Energy has provided a comprehensive set of demand-side management programs to its Iowa electric and gas customers since 1990. The programs are designed to reduce growth in peak load and energy consumption. Current Iowa programs offer customers incentives for energy audits and weatherization; rebates or below market financing for high efficiency equipment such as lighting, heating and cooling equipment, insulation, motors and process equipment and systems; new construction; and load management (curtailment) programs for large commercial and industrial customers and residential customers whose central air conditioners are controlled during summer peak load periods. Subject to random prudence reviews, Iowa regulation allows for contemporaneous recovery of costs incurred for the demand-side management plan through an energy charge to all retail electric and gas customers. In 2007, $51 million was expended on the demand-side management programs in Iowa resulting in an estimated 268 MW and 5,464 Dth/day of electric and gas peak demand reduction, respectively. MidAmerican Energy Company plans to offer similar or comparable programs to Illinois customers in 2008.

Nonregulated Operations

MidAmerican Energy’s nonregulated operations include a variety of activities outside of the traditional regulated electric and gas services, including nonregulated electric and natural gas sales and gas income-sharing arrangements.

Nonregulated electric activities include nonregulated retail and wholesale operations. MidAmerican Energy’s nonregulated retail electric marketing services provide electric supply services to retail customers predominantly in Illinois, but also in Michigan and Maryland. During 2007, MidAmerican Energy’s nonregulated retail electric marketing services expanded significantly in Illinois as a result of that market becoming fully open to competition. Effective January 1, 2007, the major electric distribution companies in Illinois increased their purchases of energy on the open market due to the expiration of contracts associated with industry restructuring in Illinois.

MidAmerican Energy’s nonregulated gas marketing services operate in Iowa, Illinois, Michigan, South Dakota and Nebraska. MidAmerican Energy purchases gas from producers and third party marketers and sells it directly to commercial and industrial end-users. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program, under which it can receive awards for successful performance of gas supply procurement. Refer to the preceding “Regulated Natural Gas Operations” section of this Item 1 for further discussion of the sharing arrangements and the gas procurement program.

Regulation

General Utility Regulation

MidAmerican Energy is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by the Federal Energy Regulatory Commission (“FERC”) in regard to numerous activities, including accounting policies and practices, electricity wholesale rates, the establishment and regulation of electric interconnections and transmission services, the acquisition and disposition of utility assets and securities over threshold amounts and replacement of certain gas utility property.

MidAmerican Energy is regulated by the IUB as to retail rates, services, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican Energy is regulated by the Illinois Commerce Commission (“ICC”) as to bundled retail rates, unbundled delivery services, services that have not been declared to be competitive, aspects of competitive gas sales in Illinois, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican Energy is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation

The IUB has approved over the past several years a series of electric settlement agreements between MidAmerican Energy, the OCA and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy. Additionally, the settlement agreements also each provide that revenues associated with Iowa retail electric returns on equity within specified ranges will be shared with customers. See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of these settlements.

Under Iowa law, there are two options for temporary collection of higher rates following the filing of a request for a rate increase. Collection can begin, subject to refund, either (1) within 10 days of filing, without IUB review, or (2) 90 days after filing, with approval by the IUB, depending upon the ratemaking principles and precedents utilized. In either case, if the IUB has not issued a final order within ten months after the filing date, the temporary rates become final and any difference between the requested rate increase and the temporary rates may then be collected subject to refund until receipt of a final order. Exceptions to the ten-month limitation provide for extensions due to a utility’s lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service.

MidAmerican Energy’s cost of gas is collected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause (“PGA”), which is updated monthly to reflect changes in actual costs. Subject to prudence reviews, the PGA accomplishes a pass-through of MidAmerican Energy’s cost of gas to its customers and, accordingly, has no direct affect on net income. MidAmerican Energy’s Iowa energy efficiency program costs are collected through separately established rates that are adjusted annually based on actual and expected costs, including a return, as approved by the IUB. As such, recovery of energy efficiency program costs have an insignificant impact on net income.

South Dakota law authorizes the SDPUC to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented six months after the filing of a request for a rate increase subject to refund pending a final order in the proceeding.

Under Illinois law, new rates may become effective 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to its authority to suspend the proposed new rates, subject to hearing, for a period not to exceed approximately eleven months after filing. MidAmerican Energy’s cost of gas is reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause, which is updated on a monthly basis to reflect changes in actual costs.

The FERC regulates MidAmerican Energy’s rates charged to wholesale customers for electricity, capacity and transmission services. Most of MidAmerican Energy’s electric wholesale sales and purchases take place under market-based rate pricing granted by the FERC and are therefore subject to market volatility. A December 2006 decision of the United States Court of Appeals for the Ninth Circuit changed the interpretation of the relevant standard that the FERC should apply when reviewing wholesale contracts for electricity or capacity from a stringent “public policy” standard to a “just and reasonable” standard, making contracts more vulnerable to challenge. The decision raises some concerns regarding the finality of contract prices, particularly from the sellers’ side of the transactions. The U. S. Supreme Court is reviewing the case on appeal and the outcome of its ruling cannot be predicted at this time. All sellers subject to the FERC’s jurisdiction, including MidAmerican Energy, are currently subject to increased risk as a result of this decision. Margins earned on wholesale sales have historically been included as a component of retail cost of service upon which retail rates are based.

The FERC conducts a triennial review of MidAmerican Energy’s market-based pricing authority. MidAmerican Energy must demonstrate the lack of generation market power in order to charge market-based rates for sales of wholesale electricity and capacity in its balancing authority area. Under the FERC’s market-based rules, MidAmerican Energy must file a notice of change in status when 100 MW of incremental generation becomes operational. MidAmerican Energy’s most recent triennial review, which began in October 2004, is complete pending the FERC’s final ruling on certain sales made within MidAmerican Energy’s balancing authority area for delivery outside the balancing authority area. MidAmerican Energy has FERC authorization to sell at market-based rates outside of its balancing authority area. Based on its estimate of its potential refund obligation, MidAmerican Energy does not believe the ultimate resolution of this issue will have a material impact on its financial results. Following a change in status notice relating to new generation filed by MidAmerican Energy, in October 2007, the FERC confirmed that MidAmerican Energy is authorized to sell at market-based rates outside of its balancing authority area and directed that MidAmerican Energy submit its next required triennial review in accordance with the schedule established in Order No. 697. Unless the FERC determines otherwise in response to a pending request for clarification, MidAmerican Energy’s next triennial filings will occur in June and December 2008.

The FERC continues to address and modify its rules and their application with respect to market-based wholesale transactions. Rules impacting transmission cost and availability significantly impact MidAmerican Energy’s wholesale transactions.

The FERC’s transmission regulations require MidAmerican Energy to provide open access transmission service at cost-based rates offered on a non-discriminatory basis, meaning that all potential customers are provided an equal opportunity to access the transmission system. MidAmerican Energy’s transmission services are managed and operated independently from its generating and wholesale marketing activities in accordance with the FERC Standards of Conduct. MidAmerican Energy is not part of an RTO, but it has hired an independent transmission service coordinator (“TSC”) to administer through August 2009 various MidAmerican Energy OATT functions for transmission service. The FERC approved MidAmerican Energy’s selection of the TSC and the related agreement. MidAmerican Energy is evaluating the merits of participating in an RTO market.

On February 16, 2007, the FERC adopted a final rule in Order No. 890 designed to strengthen its pro forma Open Access Transmission Tariff (“OATT”) by providing greater specificity and increasing transparency.  The most significant revisions to the pro forma OATT relate to the development of more consistent methodologies for calculating available transfer capability, changes to the transmission planning process, changes to the pricing of certain generator and energy imbalances to encourage efficient scheduling behavior and to exempt intermittent generators, and changes regarding long-term point-to-point transmission service, including the addition of conditional firm long-term point-to-point transmission service, and generation redispatch. As a transmission provider with an OATT on file with the FERC, MidAmerican Energy is required to comply with the requirements of the new rule. The first compliance filing, which amends the OATT, was filed on July 13, 2007. Certain details related to the precise methodology that will be used to calculate available transfer capability were filed with the FERC on September 11, 2007. A number of parties to the proceeding, including MidAmerican Energy, requested rehearing or clarification of various portions of the final rule. In December 2007, the FERC issued Order No. 890-A generally affirming the provisions of the final rule as adopted in Order No. 890 with certain limited clarifications. The final rule as revised is not anticipated to have a significant impact on MidAmerican Energy’s financial results, but it will likely have a significant impact on its transmission operations, planning and wholesale marketing functions.

In March 2007, the FERC issued Order No. 693, “Mandatory Reliability Standards for the Bulk-Power System,” which imposes penalties of up to $1 million per day per violation for failure to comply with new electric reliability standards. The FERC approved 83 reliability standards developed by the North American Electric Reliability Corporation (“NERC”). Responsibility for compliance and enforcement of these standards has been given to the Midwest Reliability Organization for MidAmerican Energy. The 83 standards comprise over 600 requirements and sub-requirements with which MidAmerican Energy must comply. On June 18, 2007, the standards became mandatory and enforceable under federal law. MidAmerican Energy expects that the existing standards will change as a result of modifications, guidance and clarification following industry implementation and ongoing audits and enforcement. On January 18, 2008, the FERC approved eight additional cyber security and critical infrastructure protection standards proposed by the NERC. The additional standards will become effective on April 7, 2008. MidAmerican Energy expects that the existing standards will often change as a result of modifications, guidance and clarification following industry implementation and ongoing audits and enforcement. MidAmerican Energy cannot predict the effect that these standards will have on its financial results; however, they will likely have a significant impact on its transmission operations and resource planning functions.

Refer to the “Utility Regulatory Matters” section of Management’s Discussion and Analysis in Item 7 of this Form 10-K for additional discussion of matters affecting utility regulation.

Nuclear Regulation

General

MidAmerican Energy is subject to the jurisdiction of the Nuclear Regulatory Commission (“NRC”), with respect to its license and 25% ownership interest in Quad Cities Station. Exelon Generation is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for the Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

Federal regulations provide that any nuclear operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. Exelon Generation has advised MidAmerican Energy that an emergency preparedness plan for Quad Cities Station has been approved by the NRC. Exelon Generation has also advised MidAmerican Energy that state and local plans relating to Quad Cities Station have been approved by the Federal Emergency Management Agency.

The NRC also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In accordance with these regulations, MidAmerican Energy submits a report to the NRC every two years providing reasonable assurance that funds will be available to pay the costs of decommissioning its share of Quad Cities Station.

Under the Nuclear Waste Policy Act of 1982 (“NWPA”), the U.S. Department of Energy (“DOE”) is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The earliest the DOE currently is expected to be able to receive such fuel and waste is 2017. The costs to be incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE’s failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE’s delay. Exelon Generation has completed construction of an interim spent fuel storage installation (“ISFSI”) at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2017. The first storage in a dry cask commenced in November 2005. In the 2017 to 2022 timeframe, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

MidAmerican Energy has established trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station. In Iowa, estimated Quad Cities Station decommissioning costs are reflected in base rates.

Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation Company, LLC (the operator and joint owner of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988, which was amended and extended by the Energy Policy Act of 2005. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $300 million, which includes coverage for MidAmerican Energy’s ownership. In accordance with the Price-Anderson Amendments Act of 1988, as amended and extended by the Energy Policy Act of 2005, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy’s aggregate maximum potential share of an assessment for Quad Cities Station is approximately $50 million per incident, payable in installments not to exceed $8 million annually.

The property insurance covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $10 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $300 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

Environmental Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters and is subject to zoning and other regulation by local authorities. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance including fines, injunctive relief and other sanctions. MidAmerican Energy believes it is in material compliance with all laws and regulations.

The cost of complying with applicable environmental laws, regulations and rules is expected to be material to MidAmerican Energy. In particular, future mandates may impact the operation of MidAmerican Energy’s generating facilities and may require MidAmerican Energy to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. MidAmerican Energy is not aware of any established technology that reduces the carbon dioxide emissions at coal-fired facilities, and MidAmerican Energy is uncertain when, or if, such technology will be commercially available.

Expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs are generally incorporated into MidAmerican Energy’s routine cost structure. An inability to recover these costs from its customers, either through regulated rates, long-term arrangements or market prices, could adversely affect MidAmerican Energy’s future financial results.

Refer to the Liquidity and Capital Resources section of Item 7 of this Form 10-K for additional information regarding planned capital expenditures related to environmental regulation.

Clean Air Standards

MidAmerican Energy has six jointly owned and six wholly owned coal-fired generating units, which represented 62% of MidAmerican Energy’s accredited net generating capability for summer 2007 and were the source of 74% of the electric energy generated in 2007. MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the U.S. Environmental Protection Agency (“EPA”). The Clean Air Act provides the framework for protecting and improving the nation’s air quality, and controlling mobile and stationary sources of air emissions. The major Clean Air Act programs, which most directly affect MidAmerican Energy’s electric generating facilities, are briefly described below. Many of these programs are implemented and administered by the states, which can impose additional, more stringent requirements.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing sulfur dioxide (“SO2”), nitrogen oxides (“NOx”) and mercury from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action.

National Ambient Air Quality Standards

The EPA implements national ambient air quality standards for ozone and fine particulate matter, as well as for other criteria pollutants that set the minimum level of air quality for the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area are required to make emissions reductions. The EPA has determined that the entire state of Iowa, where MidAmerican Energy’s major emission sources are located, is in attainment of the current ambient air quality standards. A new, more stringent standard for fine particulate matter became effective on December 18, 2006, but is under legal challenge in the United States Court of Appeals for the District of Columbia Circuit. Air quality modeling and preliminary air quality monitoring data indicate that portions of the states in which MidAmerican Energy has major emission sources may not meet the new standards. Until three years of data are collected and attainment designations under the new fine particulate standard are made, the impact of these new standards on MidAmerican Energy will not be known.

In July 2007, the EPA proposed revisions to the primary and secondary national ambient air quality standards for ozone, including lowering the current level of the 8-hour standard from 0.08 parts per million to a range of 0.070 and 0.075 parts per million. The EPA also solicited public comments through October 9, 2007 on alternative levels between 0.060 parts per million and the current 8-hour standard. Final action on the standards must be completed by March 12, 2008. States will then have until June 2009 to characterize their attainment status, with the EPA determinations regarding non-attainment made by June 2010 and state implementation plans due in 2013. Until the EPA makes its final determination on the revised standards and attainment designations are made, the impact of any new standards on MidAmerican Energy will not be known.

Regulated Air Pollutants

In March 2005, the EPA released the final Clean Air Mercury Rule (“CAMR”), a two-phase program that utilizes a market-based cap and trade mechanism to reduce mercury emissions from coal-burning power plants from the 1999 nationwide level of 48 tons to 15 tons. The 2005 CAMR required initial reductions of mercury emission in 2010 and an overall reduction in mercury emissions from coal-burning power plants of 70% by 2018. The individual states in which MidAmerican Energy operates facilities regulated under the CAMR submitted state implementation plans reflecting their regulations relating to state mercury control programs. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit held that the EPA improperly removed electricity generating units from Section 112 of the Clean Air Act and, thus, that the CAMR was improperly promulgated under Section 111 of the Clean Air Act. The court vacated the CAMR’s new source performance standards and remanded the matter to the EPA for reconsideration. In light of this decision, it is not known the extent to which future mercury rules may impact MidAmerican Energy’s current plans to reduce mercury emissions at its coal-fired facilities.

In March 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of SO2 and NOx emissions in the Eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both. The state of Iowa has adopted rules implementing the market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the existing ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the CAIR, the first phase of NOx emissions reductions are effective January 1, 2009, and the first phase of SO2 emissions reductions are effective on January 1, 2010. For both NOx and SO2, the second-phase reductions are effective January 1, 2015. The CAIR requires overall reductions by 2015 of SO2 and NOx in Iowa of 68% and 67%, respectively, from 2003 levels.

The CAIR could, in whole or in part, be superseded or made more stringent by current or future regulatory and legislative proposals at the federal or state levels that would result in significant reductions of SO2, NOX and mercury, as well as carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted, the CAIR, the rules could be changed or overturned as a result of litigation. The sufficiency of the standards established by the CAIR has been legally challenged in the United States Circuit Court of Appeals for the District of Columbia.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility at specific federally protected areas. Some of MidAmerican Energy’s plants meet the threshold applicability criteria under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit state implementation plans by December 2007 to demonstrate reasonable progress toward achieving natural visibility conditions in certain Class I areas by requiring emission controls, known as best available retrofit technology, on sources with emissions that are anticipated to cause or contribute to impairment of visibility. Iowa submitted its state implementation plan to the EPA by December 2007 and suggested that the emission reductions already made by MidAmerican Energy and additional reductions that will be made under the CAIR place the state in the position that no further reductions should be required.

New Source Review

Under existing New Source Review (“NSR”) provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested from numerous utilities information and supporting documentation regarding their capital projects for various generating plants. In 2002 and 2003, MidAmerican Energy responded to requests for information relating to their capital projects at its generating plants. There are currently no outstanding data requests pending from the EPA. An NSR enforcement case against another utility has been decided by the Supreme Court, holding that an increase in the annual emissions of a facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. MidAmerican Energy cannot predict the outcome of the EPA’s review of the data they have submitted at this time.

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and in March 2006, a panel of the United States Court of Appeals for the District of Columbia Circuit invalidated portions of the EPA’s new NSR rules, holding that they conflicted with the wording of the statute. However, the EPA has asked the Supreme Court to review portions of the case. Until such time as the legal challenges are resolved and the revised rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002, except for pollution control projects, which are now subject to permitting under the PSD permitting program. In 2005, the EPA proposed a rule that would change or clarify how emission increases are to be calculated for purposes of determining the applicability of the NSR permitting program for existing power plants. The EPA also proposed additional changes to the NSR rules in September 2006 that are intended to simplify the permitting process and allow facilities to undertake activities that improve the safety, reliability and efficiency of plants without triggering NSR. In April 2007, the EPA issued a supplemental notice of proposed rulemaking to the October 2005 proposed rulemaking to determine emissions increases for electric generating units, proposing to use both hourly and annual emissions tests to determine whether utilities trigger the NSR permitting program when an existing power plant makes a physical or operational change. The supplemental proposal was issued three weeks after the U.S. Supreme Court issued a unanimous opinion in Environmental Defense v. Duke Energy that the EPA was correct in applying an annual emissions test to determine NSR compliance.

Refer to the Liquidity and Capital Resources section of Item 7 of this Form 10-K for additional information regarding planned capital expenditures related to air quality standards.

Climate Change

As a result of increased attention to global climate change in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority, and many congressional observers expect to see the passage of climate change legislation within the next several years. The Lieberman-Warner Climate Security Act of 2007 (S. 2191), was passed by the United States Senate Environment and Public Works Committee on December 5, 2007. The bill would impose an economy-wide cap on greenhouse gas emissions to reduce emissions 70% from 2005 levels by 2050. Included within the bill’s definition of a covered facility is any facility that uses more than 5,000 tons of coal in a calendar year, which includes all of MidAmerican Energy’s coal-fired generating plants.

In addition, nongovernmental organizations have become more active in initiating citizen suits under existing environmental and other laws. In April 2007, a United States Supreme Court decision concluded that the EPA has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles. Furthermore, pending cases that address the potential public nuisance from greenhouse gas emissions from electricity generators and the EPA’s failure to regulate greenhouse gas emissions from new and existing coal-fired plants are expected to become active. While debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific laws or regional legislative initiatives to reduce greenhouse gas emissions, including Oregon, Washington, California and several Northeastern states, and individual state actions to regulate greenhouse gas emissions are likely to increase.

In Iowa, legislation enacted in 2007 requires the Iowa Climate Change Advisory Council, a 23-member group appointed by the Iowa governor, to develop scenarios designed to reduce statewide greenhouse gas emissions, including one scenario that would reduce emissions by 50% by 2050, and submit its recommendations to the legislature. The Iowa Climate Change Advisory Council has determined that it will also develop a second scenario to reduce greenhouse gas emissions by 90% with reductions in both scenarios from 2005 emission levels.

On November 15, 2007, the Iowa governor signed the Midwest Greenhouse Gas Accord and the Energy Security and Climate Stewardship Platform for the Midwest. The signatories to the platform were other Midwestern states that agreed to implement a regional cap and trade system for greenhouse gas emissions by May 2010 after establishing emissions reduction targets by July 2008 and adopting a model rule by November 2008. In addition, the accord calls for the participating states to collectively meet at least 2% of regional annual retail sales of natural gas and electricity through energy efficiency improvements by 2015 and continue to achieve an additional 2% in efficiency improvements every year thereafter.

MidAmerican Energy continues to add renewable electric capacity to its generation portfolio. MidAmerican Energy has engaged in several voluntary programs designed to either reduce or avoid greenhouse gas emissions, including the EPA’s sulfur hexafluoride reduction program, refrigerator recycling programs, and the EPA landfill methane outreach program. The impact of any pending judicial proceedings and any pending or enacted federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s current and future fossil-fueled facilities, and, therefore, its financial results.

    Other

The EPA’s regulation of certain pollutants under the Clean Air Act, and its failure to regulate other pollutants, is being challenged by various lawsuits brought by both individual state attorney generals and environmental groups. To the extent that these actions may be successful in imposing additional and/or more stringent regulation of emissions on fossil-fueled facilities in general and MidAmerican Energy’s facilities in particular, such actions will likely impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its financial results.

Water Quality

The Clean Water Act establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the “best technology available for minimizing adverse environmental impact” to aquatic organisms. In July 2004, the EPA established significant new national technology-based performance standards for existing electric generating facilities that take in more than 50 million gallons of water a day. These rules are aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit Court of Appeals remanded almost all aspects of the rule to the EPA, leaving companies with cooling water intake structures uncertain regarding compliance with these requirements. Petitions for certiorari are pending before the U.S. Supreme Court regarding that decision. Compliance and the potential costs of compliance, therefore, cannot be ascertained until such time as further action is taken by the EPA. Currently, all of MidAmerican Energy’s coal-fired generating facilities except Louisa, Ottumwa and Walter Scott, Jr. Unit No. 4, which have water cooling towers, exceed the 50 million gallons of water per day in-take threshold. In the event that MidAmerican Energy’s existing intake structures require modification or alternative technology is required by new rules, expenditures to comply with these requirements could be significant.

INTERCOAST CAPITAL

InterCoast Capital is a wholly owned nonregulated subsidiary of MHC primarily engaged in investment activities, which it manages through its nonregulated investment subsidiaries. As of December 31, 2007, InterCoast Capital had total assets of $6 million, of which approximately $5 million was an equity investment in an equipment lease related to a 7% undivided interest in an electric generating station leased to a utility located in Arizona. Refer to Note 5 of MidAmerican Funding’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of equipment leases. Additionally, InterCoast Capital and its subsidiaries had direct investments in energy projects and indirect investments, through venture capital funds, in a variety of nonregulated energy production technologies.

MIDWEST CAPITAL

Midwest Capital is a wholly owned nonregulated subsidiary of MHC with total assets of $6 million as of December 31, 2007. Midwest Capital’s primary activity is the management of utility service area investments to support economic development. Midwest Capital’s principal interest is Dakota Dunes, a 1,920-acre planned residential and commercial development in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress. As of December 31, 2007, 57% of the development available for sale had been sold.

Item 1A.	Risk Factors

MidAmerican Energy and MidAmerican Funding are subject to certain risks in their business operations, as described below. Careful consideration of these risks, together with all of the other information included in this annual report and the other public information filed by us, should be made before making an investment decision relating to MidAmerican Energy or MidAmerican Funding. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair the business operations of MidAmerican Energy or MidAmerican Funding.

MidAmerican Energy is subject to extensive regulations that affect its operations and costs. These regulations are complex, dynamic and subject to change.

MidAmerican Energy is subject to numerous regulations and laws enforced by regulatory agencies. These regulatory agencies include, among others, the FERC, the EPA, the NRC, the IUB, the ICC and other federal, state and local agencies.

Regulations affect almost every aspect of MidAmerican Energy’s business and limits its ability to independently make and implement management decisions regarding, among other items, business combinations, constructing, acquiring or disposing of operating assets, setting rates charged to customers, establishing capital structures and issuing equity or debt securities, paying dividends and engaging in transactions between MidAmerican Energy and its affiliates. Regulations are subject to ongoing policy initiatives, and MidAmerican Energy cannot predict the future course of changes in regulatory laws, regulations and orders, or the ultimate effect that regulatory changes may have on MidAmerican Energy. However, such changes could materially impact MidAmerican Energy’s financial results. For example, such changes could result in, but are not limited to, increased retail competition within its service territories, new environmental requirements, including the implementation of renewable portfolio standards and greenhouse gas emission reduction goals, and the acquisition by a municipality or other quasi-governmental body of its distribution facilities (by negotiation, legislation or condemnation).

Federal and state energy regulation changes are emerging as one of the more challenging aspects of managing utility operations. New and expanded regulations imposed by policy makers, court systems, and industry restructuring have imposed changes on the industry. The following are examples of current or recent changes to our regulatory environment that may impact us:

•
Energy Policy Act of 2005 - In the United States, the Energy Policy Act impacts many segments of the energy industry. The U.S. Congress granted the FERC additional authority in the Energy Policy Act which expanded its regulatory role from a regulatory body to an enforcement agency. To implement the law, the FERC has and will continue to issue new regulations and regulatory decisions addressing electric system reliability, electric transmission planning, operation, expansion and pricing, regulation of utility holding companies, and enforcement authority, including the ability to assess civil penalties of up to $1 million per day per infraction for non-compliance. The full impact of those decisions remains uncertain however, the FERC has vigorously exercised its enforcement authority by imposing significant civil penalties for violations of its rules and regulations. In addition, as a result of past events affecting electric reliability, the Energy Policy Act requires federal agencies, working together with non-governmental organizations charged with electric reliability responsibilities, to adopt and implement measures designed to ensure the reliability of electric transmission and distribution systems. Since the adoption of the Energy Policy Act, the FERC has approved numerous electric reliability, cyber security and critical infrastructure protection standards developed by the NERC. A transmission owner’s reliability compliance issues with these and future standards could result in financial penalties. In Order No. 693, the FERC implemented its authority to impose penalties of up to $1 million per day per violation for failure to comply with electric reliability standards. The adoption of these and future electric reliability standards will impose more comprehensive and stringent requirements on our public utility subsidiaries, which could result in increased compliance costs and could adversely affect our financial results.

•
FERC Orders –  In Order Nos. 888, 889, 890 and 890-A, the FERC required electric utilities to adopt a pro forma OATT by which transmission service would be provided on a just, reasonable and not unduly discriminatory or preferential basis. The rules adopted by these orders promote transparency and consistency in the administration of the OATT and increase the ability of customers to access new generating resources and promote efficient utilization of transmission by requiring an open, transparent and coordinated transmission planning process. Together with the increased reliability standards required of transmission providers, the cost of operating the transmission system and providing transmission service has increased and, to the extent such increased costs are not recovered in rates charged to customers, it could adversely affect our financial results.

MidAmerican Energy is subject to numerous environmental, health, safety, and other laws, regulations and other requirements that may adversely affect its financial results.

Operational Standards

MidAmerican Energy is subject to numerous environmental, health, safety, and other laws, regulations and other requirements affecting many aspects of MidAmerican Energy’s present and future operations, including, among others:

•
the EPA’s CAIR, which established cap and trade programs to reduce SO2 and NOx emissions starting in 2009 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards; and

•	other laws or regulations that establish or could establish standards for greenhouse gas emissions, water quality, wastewater discharges, solid waste and hazardous waste.

These and related laws, regulations and orders generally require MidAmerican Energy to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals.

Compliance with environmental, health, safety, and other laws, regulations and other requirements can require significant capital and operating expenditures, including expenditures for new equipment, inspection, clean-up costs, damages arising out of contaminated properties, and fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to regulations could be prohibitively expensive. As a result, some facilities may be required to shut down or alter their operations. Further, MidAmerican Energy may not be able to obtain or maintain all required environmental regulatory approvals for its operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory permits, failure to comply with the terms and conditions of the permits or increased regulatory or environmental requirements may increase its costs or prevent or delay MidAmerican Energy from operating its facilities, developing new facilities, expanding existing facilities or favorably locating new facilities. If MidAmerican Energy fails to comply with all applicable environmental requirements, it may be subject to penalties and fines or other sanctions. The costs of complying with current or new environmental, health, safety, and other laws, regulations and other requirements could adversely affect MidAmerican Energy’s financial results. Not being able to operate existing facilities or develop new electric generating facilities to meet customer energy needs could require MidAmerican Energy to increase its purchases of power from the wholesale markets, which could increase market and price risks and adversely affect its financial results. Proposals for voluntary initiatives and mandatory controls are being discussed in the United States and worldwide to reduce so-called ‘‘greenhouse gases’’ such as carbon dioxide, a by-product of burning fossil fuels, methane, (the primary component of natural gas), and methane leaks from pipelines. These actions could result in increased costs for MidAmerican Energy to (i) operate and maintain its facilities, (ii) install new emission controls on its facilities and (iii) administer and manage any greenhouse gas emissions program. These actions could also impact the consumption of natural gas, thereby affecting MidAmerican Energy’s operations.

Further, the regulatory rate structure or long-term customer contracts may not necessarily allow MidAmerican Energy to recover all costs incurred to comply with new environmental requirements. Although MidAmerican Energy believes that, in most cases, it is legally entitled to recover these kinds of costs, the inability to fully recover such costs in a timely manner could adversely affect its financial results.

Site Clean-up and Contamination

Environmental, health, safety, and other laws, regulations and requirements also impose obligations to remediate contaminated properties or to pay for the cost of such remediation, often by parties that did not actually cause the contamination. MidAmerican Energy is generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of MidAmerican Energy’s assets, including power generation facilities, and electric transmission and electric and natural gas distribution assets that it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with acquisitions, MidAmerican Energy may obtain or require indemnification against some environmental liabilities. If MidAmerican Energy incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations, it could suffer material losses. MidAmerican Energy has established liabilities to recognize its estimated obligations for known remediation liabilities, but such estimates may change materially over time. In addition, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities which may be material. MidAmerican Energy is also required to fund its portion of the costs for decommissioning the Quad Cities Station when it is retired from service, which may include site remediation or decontamination.

Recovery of MidAmerican Energy’s costs is subject to regulatory review and approval, and the inability to recover costs may adversely affect MidAmerican Energy’s financial results.

State Rate Proceedings

MidAmerican Energy establishes rates for its regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocate groups, and various consumers of energy, who have differing concerns, but who generally have the common objective of limiting rate increases. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. Each state sets retail rates based in part upon the state utility commission’s acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year’s realized costs are higher than normal, rates will not be sufficient to cover those costs. State commissions also decide the allowed rate of return MidAmerican Energy will be given an opportunity to earn on MidAmerican Energy’s equity investment. They also decide the allowed levels of expense and investment that they deem is just and reasonable in providing service. The state commissions may disallow recovery in rates for any costs that do not meet such standard.

In Iowa, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. MidAmerican Energy expects to continue to make significant capital expenditures to maintain and improve the reliability of its generation, transmission and distribution facilities, to reduce emissions and to support new business and customer growth. As a result, MidAmerican Energy’s financial results may be adversely affected if it is not able to deliver electricity in a cost-efficient manner and is unable to offset inflation and the cost of infrastructure investments with cost savings or additional sales.

In Iowa and Illinois, MidAmerican Energy’s electric fuel and purchased power costs are embedded in its base rates. Accordingly, MidAmerican Energy is not permitted to pass through fuel price increases in its electric rates in those states without regulatory approval. In Iowa, MidAmerican Energy is prohibited from seeking reinstatement of a fuel adjustment clause for electric rates to become effective until January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year falls below 10%. In Illinois, MidAmerican Energy is prohibited by law from seeking reinstatement of a fuel adjustment clause for electric rates until November 2011. Any significant increase in fuel costs or purchased power costs for electricity generation could have a negative impact on MidAmerican Energy, despite efforts to minimize the impact through the use of hedging instruments. Any of these consequences could adversely affect MidAmerican Energy’s financial results.

While rate regulation is premised on providing MidAmerican Energy a fair opportunity to obtain a reasonable rate of return on invested capital, state regulatory commissions do not guarantee that MidAmerican Energy will be able to realize a reasonable rate of return.

FERC Jurisdiction

The FERC establishes cost-based tariffs under which MidAmerican Energy provides transmission services to wholesale markets and retail markets in states that allow retail competition. The FERC also has responsibility for approving both cost- and market-based rates under which MidAmerican Energy sells electricity at wholesale. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or may (pursuant to pending or future proceedings) revoke or restrict MidAmerican Energy’s ability to sell electricity at market-based rates, which could adversely affect MidAmerican Energy’s financial results. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act or the FERC’s rules or orders.

MidAmerican Energy is actively pursuing, developing and constructing new or expanded facilities, the completion and expected cost of which is subject to significant risk, and it has significant funding needs related to its planned capital expenditures.

MidAmerican Energy is constructing wind-powered generating facilities in Iowa, and, in the future, may pursue the development, construction, ownership and operation of additional new or expanded facilities, including electric generating facilities, electric transmission or distribution projects and environmental control and compliance systems, as well as the continued maintenance of the installed asset base. Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor and other items over a multi-year construction period. These risks may result in higher-than-expected costs to complete an asset and place it into service. Such costs may not be recoverable in the regulated rates or market prices MidAmerican Energy is able to charge its customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations on MidAmerican Energy and force it to rely on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs through ratemaking decisions may materially affect MidAmerican Energy’s financial results.

Furthermore, MidAmerican Energy depends upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. If MidAmerican Energy is unable to obtain funding from external sources, it may need to postpone or cancel planned capital expenditures. Failure to construct these projects could limit opportunities for revenue growth, increase operating costs and adversely affect the reliability of electric service to MidAmerican Energy’s customers.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect MidAmerican Energy’s financial results.

Inflation affects MidAmerican Energy through increased operating costs and increased capital costs for plant and equipment. As a result of existing rate agreements and competitive price pressures, MidAmerican Energy may not be able to pass the costs of inflation on to its electric retail customers in Iowa and Illinois. If MidAmerican Energy is unable to manage cost increases or pass them on to its customers, MidAmerican Energy’s financial results could be adversely affected.

MidAmerican Energy is also heavily exposed to changes in prices and availability of coal and natural gas and the transportation of coal and natural gas because a substantial majority of its generation capacity utilizes these fossil fuels. MidAmerican Energy currently has contracts of varying durations for the supply and transportation of coal for its existing generation capacity. When these contracts expire or if they are not honored, MidAmerican Energy may not be able to purchase or transport coal on terms as favorable as the current contracts. MidAmerican Energy has similar exposures regarding the market price of natural gas. Changes in the cost of coal or natural gas supply or transportation and changes in the relationship between such costs and the market price of power will affect its financial results. Since the sales price MidAmerican Energy receives for power may not change at the same rate as MidAmerican Energy’s coal or natural gas supply or transportation costs, it may be unable to pass on the changes in costs to many of its electric customers. In addition, the overall prices MidAmerican Energy charges its retail customers in Iowa are fixed, as described above, and MidAmerican Energy does not have fuel recovery mechanisms in Iowa and Illinois.

A significant decrease in demand for natural gas or electricity in the markets served by MidAmerican Energy would significantly decrease MidAmerican Energy’s operating revenues and thereby adversely affect MidAmerican Energy’s business and financial results.

A sustained decrease in demand for natural gas or electricity in the markets served by MidAmerican Energy would significantly reduce its operating revenue and adversely affect its financial results. Factors that could lead to a decrease in market demand include, among others:

•	a recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on natural gas or electricity;

•	an increase in the market price of natural gas or electricity or a decrease in the price of other competing forms of energy;

•	efforts by customers to reduce their consumption of energy through various conservation and energy efficiency measures and programs;

•
higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of natural gas or the fuel source for electricity generation or that limit the use of natural gas or the generation of electricity from fossil fuels; and

•
a shift to more energy-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation mandating higher fuel economy, price differentials, incentives or otherwise.

MidAmerican Energy’s financial results may be adversely affected if it is unable to obtain adequate, reliable and affordable access to transmission service.

MidAmerican Energy depends on transmission facilities owned and operated by utilities to transport electricity and natural gas to both wholesale and retail markets, as well as natural gas purchased to supply some of MidAmerican Energy’s electric generation facilities. If adequate transmission is unavailable, MidAmerican Energy may be unable purchase or sell and deliver products. Such unavailability could also hinder MidAmerican Energy from providing adequate or economical electricity or natural gas to its wholesale and retail electric and gas customers and could adversely affect MidAmerican Energy’s financial results.

The different regional power markets have varying and dynamic regulatory structures, which could affect MidAmerican Energy’s business growth and performance. In addition, the independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to counter volatility in the power markets. These types of price limitations and other mechanisms may adversely affect MidAmerican Energy’s financial results.

MidAmerican Energy is subject to market risk, counterparty performance risk and other risks associated with wholesale energy markets.

In general, wholesale market risk is the risk of adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas and coal, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. MidAmerican Energy purchases electricity and fuel in the open market or pursuant to short-term or variable-priced contracts as part of its normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market or short-term prices, MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when MidAmerican Energy is a net seller of electricity in the wholesale market, MidAmerican Energy will earn less revenue.

MidAmerican Energy’s total accredited net generating capability exceeds its historical peak load. As a result, MidAmerican Energy has less exposure to wholesale electricity market price fluctuations. The actual amount of generation capacity available at any time, however, may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons. In such circumstances, MidAmerican Energy may need to purchase energy in the wholesale markets and MidAmerican Energy may not recover in rates all of the additional costs that may be associated with such purchases. Most of MidAmerican Energy’s electric wholesale sales and purchases take place under market-based rate pricing allowed by the FERC and are therefore subject to market volatility, including price fluctuations.

MidAmerican Energy is also exposed to risks related to performance of contractual obligations by wholesale suppliers and customers. MidAmerican Energy relies on suppliers to deliver commodities, including natural gas, coal and electricity, in accordance with short-term and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require MidAmerican Energy to incur additional expenses to meet customer needs. In addition, when these contractual agreements terminate, MidAmerican Energy may be unable to purchase the commodities on terms equivalent to the terms of current contractual agreements. MidAmerican Energy also relies on wholesale customers to take delivery of the energy they have committed to purchase and to pay for the energy on a timely basis. Failure of wholesale customers to take delivery may require MidAmerican Energy to find other customers to take the energy at lower prices than the original customers committed to pay. At certain times of the year, prices paid by MidAmerican Energy for energy needed to satisfy its customers’ energy needs may exceed the amounts received through retail rates from these customers. If the strategy used to hedge these risk exposures is ineffective, significant losses could result.

MidAmerican Energy’s operating results may fluctuate on a seasonal and quarterly basis.

The sale of electric power and natural gas are generally seasonal businesses. In the markets in which MidAmerican Energy operates, demand for electricity peaks during the hot summer months when cooling needs are higher. Market prices for electric supply also generally peak at that time. In addition, demand for gas and other fuels generally peaks during the winter when heating needs are higher. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced.

As a result, MidAmerican Energy’s overall financial results may fluctuate substantially on a seasonal and quarterly basis. MidAmerican Energy has historically sold less power, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect MidAmerican Energy’s financial results through lower revenues or increased energy costs. Conversely, unusually extreme weather conditions could increase MidAmerican Energy’s costs to provide power and adversely affect its financial results. The extent of fluctuation in financial results may change depending on a number of factors related to MidAmerican Energy’s regulatory environment and contractual agreements, including MidAmerican Energy’s ability to recover power costs, the existence of revenue sharing provisions and terms of the power sale contracts.

MidAmerican Energy is subject to operating uncertainties which may adversely affect its financial results.

The operation of a complex electric and gas utility (including generation, transmission and distribution) systems involves many operating uncertainties and events beyond MidAmerican Energy’s control. These potential events include the breakdown or failure of power generation equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes, unscheduled plant outages, work stoppages, a shortage of qualified labor, transmission and distribution system constraints or outages, fuel shortages or interruption, unavailability of critical equipment, materials and supplies, performance below expected levels of output, capacity or efficiency, operator error and catastrophic events such as severe storms, fires, earthquakes or explosions. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Any of these risks or other operational risks could significantly reduce or eliminate MidAmerican Energy’s revenues or significantly increase its expenses. For example, if MidAmerican Energy cannot operate its electric or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenues could decrease due to decreased sales and its expenses could increase due to the need to obtain energy from more expensive sources. Further, MidAmerican Energy self-insures many risks and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. Any reduction of revenues for such reason, or any other reduction of MidAmerican Energy’s revenues or increase in its expenses resulting from the risks described above could adversely affect MidAmerican Energy’s financial results.

Potential terrorist activities or military or other actions could adversely affect us.

The continued threat of terrorism since September 11, 2001, and the impact of military and other actions by the United States and its allies may lead to increased political, economic and financial market instability and subject MidAmerican Energy’s gas or electric operations to increased risk of acts of terrorism. The United States government has issued warnings that energy assets, specifically nuclear generation and other electric utility infrastructure, are potential targets of terrorist organizations. Political, economic or financial market instability or damage to MidAmerican Energy’s operating assets or the assets of its customers or suppliers may result in business interruptions, lost revenues, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to natural gas and electric energy, increased security, repair or other costs that may materially adversely affect MidAmerican Energy in ways that cannot be predicted at this time. Any of these risks could materially affect MidAmerican Energy’s financial results. Furthermore, instability in the financial markets as a result of terrorism or war could also materially adversely affect MidAmerican Energy’s ability to raise capital.

The insurance industry changed in response to these events. As a result, insurance covering risks MidAmerican Energy typically insures against may decrease in scope and availability, and it may elect to self-insure against many such risks. In addition, the available insurance may have higher deductibles, higher premiums and more restrictive policy terms.

MidAmerican Energy is subject to the unique risks associated with nuclear generation.

The ownership and operation of nuclear power plants, such as MidAmerican Energy’s 25% ownership interest in the Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of the Quad Cities Station could materially affect MidAmerican Energy’s financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale power prices. The following are among the more significant of these risks:

•
Operational Risk – Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at the Quad Cities Station.

•
Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act of 1954, as amended, applicable regulations or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for the Quad Cities Station will expire in 2032. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•
Nuclear Accident Risk – Accidents and other unforeseen problems have occurred at nuclear facilities other than the Quad Cities Station, both in the United States and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed MidAmerican Energy’s resources, including insurance coverage.

MidAmerican Energy is involved in numerous legal proceedings, the outcomes of which are uncertain and could negatively affect its financial results.

MidAmerican Energy is party to numerous legal proceedings. Litigation is subject to many uncertainties, and MidAmerican Energy cannot predict the outcome of individual matters. It is possible that the final resolution of some of the matters in which MidAmerican Energy is involved could result in additional payments in excess of established reserves over an extended period of time and in amounts that could have a material adverse effect on MidAmerican Energy’s financial results. Similarly, it is also possible that the terms of resolution could require that MidAmerican Energy change business practices and procedures, which could also have a material adverse effect on its financial results. Further, litigation could result in the imposition of financial penalties or injunctions which could limit MidAmerican Energy’s ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct its business, including the siting or permitting of facilities. Any of these outcomes could have a material adverse effect on its financial results.

MidAmerican Energy’s indirect parent, MidAmerican Energy Holdings, could exercise control over MidAmerican Energy in a manner that would benefit MidAmerican Energy Holdings to the detriment of MidAmerican Energy’s creditors and preferred stockholders.

MidAmerican Energy Holdings is MidAmerican Energy’s indirect parent and the direct parent of MidAmerican Funding and, accordingly, has control over all decisions requiring shareholder approval, including the election of directors. In circumstances involving a conflict of interest between MidAmerican Energy Holdings and MidAmerican Energy’s creditors and preferred stockholders or MidAmerican Funding’s creditors, MidAmerican Energy Holdings could exercise its control in a manner that would benefit MidAmerican Energy Holdings to the detriment of MidAmerican Energy’s creditors and preferred stockholders or MidAmerican Funding’s creditors.

Potential changes in accounting standards might cause MidAmerican Energy to revise its financial results and disclosure in the future, which may change the way analysts measure its business or financial performance.

Accounting irregularities discovered in the past few years in various industries have caused regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent auditors and retirement plan practices. Because it is still unclear what laws or regulations will ultimately develop, MidAmerican Energy cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in its operations specifically. In addition, the Financial Accounting Standards Board (“FASB”), the FERC or the SEC could enact new or revised accounting standards or FERC orders that might impact how MidAmerican Energy is required to record revenues, expenses, assets and liabilities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

MidAmerican Energy’s regulated utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. MidAmerican Energy’s most individually significant properties are its electric generation facilities. For information regarding these facilities, please refer to the “Regulated Electric Operations” discussion in Item 1 of this Form 10-K. Additional electric property consists primarily of transmission and distribution facilities.

The electric transmission system of MidAmerican Energy at December 31, 2007, included approximately 1,000 miles of 345 kilovolt (“kV”) lines and approximately 1,200 miles of 161 kV lines. MidAmerican Energy’s electric distribution system included approximately 400 substations at December 31, 2007.

Gas property consists primarily of natural gas mains and services pipelines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy at December 31, 2007, included approximately 21,800 miles of gas mains and service pipelines. In addition, gas property includes three liquefied natural gas plants and two propane-air plants. Refer to the “Regulated Natural Gas Operations” discussion in Item 1 of this Form 10-K for information regarding these facilities.

Utility plant, including construction work in progress and net of accumulated depreciation, by functional classification is as follows as of December 31 (in millions):

	2007	2006
Electric
Generation	$3,084	$2,551
Transmission	405	370
Distribution	1,524	1,418
Gas distribution	695	664
	$5,708	$5,003

Refer to Note 18 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of operating segments.

Item 3.	Legal Proceedings

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

All of the wrongful death, personal injury and property damage claims arising from this incident have been settled by CenterPoint. MidAmerican Energy’s exposure, if any, to these settlements is covered under its liability insurance to which a $2 million retention applies.

Two lawsuits naming MidAmerican Energy as a third party defendant have been filed by CenterPoint Energy Resources Corp. in the U.S. District Court, District of Minnesota, related to this incident. The complaints seek reimbursement of all sums associated with CenterPoint’s replacement of all service lines in the MidAmerican Energy predecessor company’s properties located in Minnesota at a cost of approximately $39 million according to publicly available reports. MidAmerican Energy filed a motion for summary judgment in both of these actions requesting that CenterPoint’s third party claims based upon misrepresentation and negligent installation and negligent operation and maintenance of the gas pipeline be barred. On March 5, 2007, the U.S. District Court issued an order granting MidAmerican Energy’s motion for summary judgment as to CenterPoint’s misrepresentation and negligent installation claims and denying MidAmerican Energy’s motion for summary judgment as to CenterPoint’s negligent operation and maintenance claims. A court-ordered settlement conference was held September 21, 2007, but the parties did not achieve a settlement. Subsequently, the court ordered the parties to be ready for trial on or after February 1, 2008. Trial has not commenced. MidAmerican Energy intends to vigorously defend its position in these claims and believes their ultimate outcome will not have a material impact on its financial results.

Other than the litigation described above, MidAmerican Funding and its subsidiaries currently have no material legal proceedings. Information on MidAmerican Energy’s environmental matters is included in Item 1 of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by MidAmerican Energy Holdings.

Item 6.	Selected Financial Data

The following tables set forth selected financial data of MidAmerican Energy and MidAmerican Funding, which should be read in conjunction with the information included in Item 7 of this Form 10-K and with their respective historical Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
SELECTED FINANCIAL DATA
(In millions)

	Years Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Operating revenues	$4,258	$3,448	$3,160	$2,696	$2,596
Operating income	513	421	381	356	371
Net income	326	266	221	210	189
Earnings on common stock	325	265	220	209	187

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$7,251	$6,510	$5,864	$5,112	$4,404
Long-term debt (a)	2,471	1,821	1,632	1,423	1,129
Notes payable	86	-	-	-	48
MidAmerican Energy preferred securities	30	30	30	30	32
Common shareholder’s equity	2,288	1,951	1,745	1,527	1,319

(a)	Includes amounts due within one year.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(In millions)

	Years Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Operating revenues	$4,267	$3,453	$3,166	$2,702	$2,600
Operating income	514	421	381	356	368
Net income (a)	300	288	195	179	157

	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Total assets	$8,544	$7,794	$7,157	$6,427	$5,738
Long-term debt (b)	3,171	2,521	2,332	2,123	1,829
Notes payable	86	-	-	-	48
MidAmerican Energy preferred securities	30	30	30	30	32
Member’s equity	2,825	2,514	2,235	2,042	1,864

(a)
In 2005, MidAmerican Funding recorded after-tax losses totaling $7 million for write-downs of impaired airplane leases and $8 million of after-tax gains on the sales of assets and investments. Net income for 2006 reflects a $19 million reduction of income taxes due to the resolution of a potential tax matter and after-tax gains totaling $30 million on the sales and restructurings of MidAmerican Funding nonstrategic passive investments.

(b)	Includes amounts due within one year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company whose sole member is MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”). MidAmerican Funding owns all of the outstanding common stock of MHC Inc. (“MHC”), which owns all of the common stock of MidAmerican Energy Company (“MidAmerican Energy”), InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co. MHC, MidAmerican Funding and MidAmerican Energy Holdings are public utility holding companies headquartered in Des Moines, Iowa.

Management’s Discussion and Analysis (“MD&A”) addresses the financial statements of MidAmerican Energy and MidAmerican Funding as presented in this joint filing. Information related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated and labeled to allow the reader to identify information applicable only to MidAmerican Funding.

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight some of the factors that had an effect on MidAmerican Energy’s and MidAmerican Funding’s operating results, liquidity and capital resources:

•
MidAmerican Energy’s total regulated electric gross margin increased $86 million for 2007 compared to 2006 due to a $60 million increase in gross margin from wholesale sales and a $26 million increase in retail gross margin. MidAmerican Energy’s nonregulated gross margin improved $54 million compared to 2006 due principally to a 182% increase in electric retail sales volumes as a result of changes in the Illinois market.

•
Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”), formerly Council Bluffs Energy Center Unit No. 4, began commercial operation on June 1, 2007. The unit is a 790-megawatt (“MW”) (summer accredited capacity) supercritical, coal-fired generation plant operated by MidAmerican Energy. MidAmerican Energy owns 59.66% of the plant as a tenant in common with other owners of the plant.

•
On July 27, 2007, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation in Iowa. The settlement agreement also extends the conditional cap on Iowa electric retail base rates through December 31, 2013.

•	On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of Senior Notes due July 15, 2017.

•
MidAmerican Energy’s electric distribution and transmission systems sustained extensive damage from storms in February and December 2007. Capital expenditures for restoration of facilities damaged by the storms totaled approximately $33 million. Additionally, MidAmerican Energy incurred $17 million of maintenance expense related to storm restoration.

Following is a discussion of various factors that affected earnings for the periods presented on the Consolidated Statement of Operations. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. MidAmerican Energy’s and MidAmerican Funding’s future results could differ significantly from historical results.

Results of Operations for the Years Ended December 31, 2007 and 2006

Earnings Overview

MidAmerican Energy -

MidAmerican Energy’s earnings on common stock improved $60 million to $325 million for 2007 compared to $265 million for 2006. Operating income increased $92 million due primarily to improved regulated electric margins.

MidAmerican Funding -

MidAmerican Funding’s net income for 2007 increased $12 million to $300 million for 2007 compared to $288 million for 2006. The $60 million increase in MidAmerican Energy’s earnings on common stock was partially offset by $30 million of after-tax income in 2006 from gains on the sales and restructuring of a number of MidAmerican Funding’s nonstrategic, passive investments, and a $19 million reduction in 2006 income tax expense due to the resolution of a potential tax matter.

Regulated Electric Gross Margin

	2007	2006
Gross margin (in millions):
Operating revenues	$1,934	$1,779
Less cost of fuel, energy and capacity	741	672
Electric gross margin	$1,193	$1,107

Sales (Gigawatt hours (“GWh”)):
Retail	20,976	19,831
Wholesale	12,638	11,168
Total	33,614	30,999

Electric gross margin for 2007 increased $86 million compared to 2006 principally due to a $60 million increase in gross margin on wholesale sales, which include sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area. Electric wholesale gross margin increased $41 million compared to 2006 as a result of an improved average electric wholesale margin per megawatt hour sold, which was due to increased availability of low-cost energy indirectly resulting from the addition of WSEC Unit 4 generation. The remaining $19 million increase in electric wholesale gross margin was attributable to a 13% increase in wholesale sales volumes compared to 2006 due to the addition of WSEC Unit 4 in June 2007, newly added wind-powered generation, and greater regional wholesale market opportunities.

Gross margin on electric retail sales increased $26 million, with electric retail sales volumes increasing 6% compared to 2006. The effect of more extreme temperature conditions during 2007 compared to 2006, an increase in the average number of retail customers, and other retail usage factors, such as home size, technology changes and multiple appliances, contributed $39 million to the improvement in electric retail gross margin. An increase in fuel costs related to retail electric sales reduced electric retail gross margin by $16 million compared to 2006 due in part to an increase in the portion of energy requirements met with higher cost generation resources, particularly prior to the addition of WSEC Unit 4.

Regulated Gas Gross Margin

	2007	2006

Gross margin (in millions):
Operating revenues	$1,174	$1,112
Less cost of gas sold	937	888
Gas gross margin	$237	$224

Sales (000’s Decatherms (“Dths”)):
Retail	78,500	70,587
Wholesale	45,891	49,209
Total	124,391	119,796

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Regulated gas revenues and cost of gas sold increased $35 million due to improved sales volumes for 2007. Compared to 2006, MidAmerican Energy’s average per-unit cost of gas sold increased 2%, resulting in a $14 million increase in gas revenues and cost of gas sold.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions).

2007 vs. 2006
Change in recoveries of cost of gas sold:
Sales volumes	$35
Average cost per unit	14
Total change in cost of gas sold	49
Change in margin:
Usage factors	11
Other	2
Total revenue variance	$62

Usage factors includes the effect of colder temperature conditions in the first quarter of 2007 compared to the same period in 2006, a 1% increase in the average number of gas retail customers, and influences other than weather on customer usage, such as technology, energy efficiency and economics. Total natural gas retail sales volumes increased 11% compared to 2006.

Regulated Operating Expenses

Other operating expenses of $419 million increased $17 million for 2007 compared to 2006 due largely to an $11 million increase in generation operation costs principally attributable to WSEC Unit 4, which began commercial operation on June 1, 2007, and greater nuclear generation costs. Gas distribution costs increased $3 million due in part to a sizable change-out of certain metering devices in a portion of MidAmerican Energy’s distribution system. Electric transmission costs increased $2 million compared to 2006, while electric distribution and information technology costs each increased $1 million. Additionally, other operating expenses for 2007 include $1 million of costs to address Illinois generation cost matters. These increases were partially offset by a $6 million decrease in employee benefit costs and a $3 million decrease in manufactured gas clean up costs compared to 2006.

Maintenance expenses of $201 million increased $45 million for 2007 compared 2006 due principally to a $22 million increase in electric distribution maintenance as a result of $17 million incurred for restoration of facilities damaged by storms. Other power generation maintenance costs increased $12 million primarily due to the maintenance of a compressor and hot gas path at Greater Des Moines Energy Center. Fossil-fueled generation maintenance increased $6 million due to a transformer failure at Louisa Generating Station and the addition of WSEC Unit 4.

Depreciation and amortization expense of $268 million for 2007 decreased $6 million compared to 2006 due to a $25 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Partially offsetting this decrease was a $19 million increase in utility plant depreciation expense as a result of additional plant in service, including wind-powered generating facilities placed in service in the fourth quarter of 2006 and WSEC Unit 4 on June 1, 2007. Refer to the “Utility Regulatory Matters” section for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	2007	2006

MidAmerican Energy (in millions) −
Nonregulated operating revenues	$1,150	$557
Less nonregulated cost of sales	1,061	522
Nonregulated gross margin	$89	$35

MidAmerican Funding Consolidated (in millions) −
Nonregulated operating revenues	$1,159	$562
Less nonregulated cost of sales	1,063	523
Nonregulated gross margin	$96	$39

Nonregulated electric retail sales (GWh)	10,042	3,558

MidAmerican Energy’s nonregulated gross margin for 2007 increased $54 million compared to 2006. The following table presents the margins related to various nonregulated activities (in millions):

	2007	2006

Nonregulated electric	$70	$13
Nonregulated gas	8	11
Income sharing arrangements under regulated gas tariffs	5	6
Incentive gas supply procurement program award	2	1
Other	4	4
	$89	$35

Nonregulated revenues, cost of sales and gross margin for 2007 increased compared to 2006 due primarily to a 182% increase in nonregulated electric retail sales volumes, which was driven by a greater number of commercial and industrial customers being served by MidAmerican Energy in the Illinois market. Beginning January 1, 2007, the Illinois electricity market became fully competitive, and the major electric distribution companies in Illinois increased their purchases of energy on the open market due to the expiration of contracts associated with industry restructuring in Illinois. That change has provided greater opportunities for MidAmerican Energy’s nonregulated electric retail business. Higher average prices and costs related to nonregulated electric sales also contributed to the increases. These increases were partially offset by a 15% decrease in nonregulated gas sales volumes and lower average prices and costs.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the South Dakota Public Utilities Commission (“SDPUC”) for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an Incentive Gas Supply Procurement Program (“IGSPP”) in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy’s cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The IGSPP and the South Dakota program extend through October 31, 2010.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income for 2007 increased $4 million compared to 2006 due to an increase in allowance for equity funds as a result of the increase in construction work in progress. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

MidAmerican Funding -

MidAmerican Funding’s non-operating income decreased $43 million for 2007 compared to 2006. In addition to the MidAmerican Energy item discussed above, MidAmerican Funding’s non-operating income reflects the following significant factors.

Other income for MidAmerican Funding decreased $52 million due to $52 million of pretax gains in 2006 related to nonstrategic investments including:

(1)	$32 million of pre-tax gains from the disposals of shares of common stock of an electronic energy and metals trading exchange;

(2)	an $8 million pre-tax gain on the sale of MidAmerican Funding’s non-controlling interest in a non-utility gas-fired cogeneration plant;

(3)	a $7 million pre-tax gain on the sale of a commercial passenger aircraft; and

(4)	$5 million of pre-tax income resulting from changes in a financing arrangement related to a nonstrategic investment in a hydroelectric generating plant.

Fixed Charges

The $29 million increase in MidAmerican Energy’s interest on long-term debt was due to long-term debt issuances of $350 million in October 2006 and $650 million in June 2007. MidAmerican Energy’s other interest expense decreased $3 million due to the reduction in the Iowa revenue sharing liability as a result of WSEC Unit 4 being placed in service in June 2007. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $2 million increase in allowance for borrowed funds for 2007 was due to the increase in construction work in progress compared to 2006.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation for ten years after the in-service date. MidAmerican Energy’s income taxes for 2007 include $9 million of additional production tax credits compared to 2006 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

MidAmerican Funding -

In 2006, MidAmerican Funding reduced its income tax expense by $19 million due to the resolution of a potential tax matter.

Results of Operations for the Years Ended December 31, 2006 and 2005

Earnings Overview

MidAmerican Energy -

MidAmerican Energy’s earnings on common stock improved $45 million to $265 million for 2006 compared to $220 million for 2005. Operating income increased $40 million due primarily to improved regulated electric margins. Also, an increase in income taxes due to greater pre-tax income in 2006 was partially offset by the resolution of a potential tax matter and by additional renewable electricity production tax credits as a result of greater wind-powered generation.

MidAmerican Funding -

MidAmerican Funding’s net income for 2006 increased $93 million to $288 million for 2006 compared to $195 million for 2005. In addition to the items discussed for MidAmerican Energy, MidAmerican Funding’s net income for 2006 reflects a $19 million reduction in income tax expense due to the resolution of a potential tax matter and $30 million of after-tax income from gains on the sales and restructurings of a number of nonstrategic, passive investments.

Regulated Electric Gross Margin

	2006	2005
Gross margin (in millions):
Operating revenues	$1,779	$1,513
Less cost of fuel, energy and capacity	672	477
Electric gross margin	$1,107	$1,036

Sales (GWh):
Retail	19,831	19,044
Wholesale	11,168	8,378
Total	30,999	27,422

Electric gross margin for 2006 increased $71 million compared to 2005 due to a $45 million increase in gross margin on wholesale sales, which include sales of energy to other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area. The increased availability of MidAmerican Energy-owned base load generation, in part due to the effect of newly added wind-powered generation in 2005 and 2006, and greater market opportunities contributed to a 33.3% increase in wholesale sales volumes during 2006, resulting in a $29 million increase in wholesale gross margin. An increase in the average electric wholesale margins per megawatt hour sold due to higher market prices improved electric wholesale gross margin by $16 million compared to 2005.

Gross margin on electric retail sales increased $21 million, with electric retail sales volumes increasing 4% compared to 2005. An increase in the average number of retail customers, in particular the addition of a large steel manufacturer in the fourth quarter of 2005, improved electric retail gross margin by $30 million compared to 2005. The effect of milder temperature conditions during 2006 compared to 2005 and other retail usage factors, including home size, technology changes and multiple appliances, decreased electric margin by $7 million. An increase in fuel costs related to Iowa retail electric sales decreased electric retail gross margin by $9 million compared to 2005 due in part to an increase in the cost of energy purchased to serve the retail load. Recoveries of energy efficiency program costs increased electric retail gross margin by $7 million compared to 2005. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Gas Gross Margin

	2006	2005

Gross margin (in millions):
Operating revenues	$1,112	$1,323
Less cost of gas sold	888	1,098
Gas gross margin	$224	$225

Sales (000’s Dths):
Retail	70,587	76,942
Wholesale	49,209	51,655
Total	119,796	128,597

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. MidAmerican Energy’s average per-unit cost of gas decreased 13% compared to 2005 resulting in a $135 million decrease in gas revenues and cost of gas sold. In addition, a 7% decrease in sales volumes compared to 2005 reduced gas revenues and cost of gas sold by $75 million.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions).

2006 vs. 2005
Change in recoveries of cost of gas sold:
Average cost per unit	$(135)
Sales volumes	(75)
Total change in cost of gas sold	(210)
Change in margin:
Usage factors	(8)
Energy efficiency cost recovery	7
Total revenue variance	$(211)

Usage factors includes the effect of warmer temperature conditions during the heating seasons of 2006 compared to 2005, a 1% increase in MidAmerican Energy’s average number of gas retail customers and influences on customers usage other than weather, such as technology, energy efficiency and economics. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses. Total natural gas retail sales volumes decreased 8%.

Regulated Operating Expenses

Other operating expenses of $402 million increased $21 million for 2006 compared to 2005 due primarily to a $14 million increase in energy efficiency program costs. Changes in energy efficiency program costs are substantially matched with changes in related electric and gas revenues. Additionally, steam generating plant operating costs increased $5 million, while electric and gas distribution costs increased $4 million.

Maintenance expenses for 2006 increased $5 million compared to 2005 due to increases of $2 million each for Quad Cities Station maintenance, wind-powered generating facilities maintenance, and maintenance of electric and gas distribution systems.

Depreciation and amortization expense for 2006 increased $7 million compared to 2005 due to an increase in utility plant depreciation principally as a result of wind-powered generating facilities placed in service in the third quarter of 2005 and the last half of 2006, offset partially by a decrease in amortization of software.

Property and other taxes increased $2 million due to an increase in property taxes as a result of higher levels of electricity generated and delivered during the measurement period.

Nonregulated Gross Margin

	2006	2005

MidAmerican Energy (in millions) −
Nonregulated operating revenues	$557	$324
Less nonregulated cost of sales	522	291
Nonregulated gross margin	$35	$33

MidAmerican Funding Consolidated (in millions) −
Nonregulated operating revenues	$562	$330
Less nonregulated cost of sales	523	293
Nonregulated gross margin	$39	$37

Nonregulated electric retail sales (GWh)	3,558	3,424

MidAmerican Energy’s nonregulated gross margin for 2006 increased $2 million compared to 2005. The following table presents the margins related to various nonregulated activities (in millions):

	2006	2005

Nonregulated electric	$13	$13
Nonregulated gas	11	7
Income sharing arrangements under regulated gas tariffs	6	6
Incentive gas supply procurement program award	1	3
Other	4	4
	$35	$33

Nonregulated revenues and cost of sales for 2006 increased due primarily to a change in the management strategy related to certain end-use gas contracts that resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” For 2005, cost of sales totaling $289 million was netted in nonregulated operating revenues for such end-use gas contracts. The increase in nonregulated gross margin compared to 2005 was principally due to higher realized gas margins, partially offset by an increase in unrealized net losses on gas financial instruments. Beginning in the second half of 2006, MidAmerican Energy began recognizing unrealized gains and losses on certain electric and gas positions in other comprehensive income, reducing a portion of future market volatility on margins.

Nonregulated operations also include earnings from sharing arrangements under applicable state regulations and tariffs filed with the IUB and the SDPUC for MidAmerican Energy’s regulated natural gas operations. Under these arrangements, MidAmerican Energy is allowed to keep a portion of the benefits of gas sales for resale and capacity release transactions. MidAmerican Energy also has an IGSPP in Iowa and a similar program in South Dakota, under which it can receive awards for successful performance of gas supply procurement. Under the IGSPP, if MidAmerican Energy’s cost of gas varies from an established reference price range, then the savings or cost is shared between customers and shareholders. The IGSPP and the South Dakota program extend through October 31, 2010.

Non-Operating Income

MidAmerican Energy -

MidAmerican Energy’s non-operating income increased $19 million compared to 2005 due primarily to a $13 million increase in allowance for equity funds as a result of the increase in construction work in progress. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC.

Interest and dividend income increased $3 million compared to 2005 due to a more favorable cash position and higher interest rates. Other income increased due to a $2 million increase in income from corporate-owned life insurance policies.

MidAmerican Funding -

MidAmerican Funding’s non-operating income increased $69 million for 2006 compared to 2005. In addition to the MidAmerican Energy items discussed above, MidAmerican Funding’s non-operating income reflects the following significant factors.

Other income for MidAmerican Funding increased $40 million due principally to $52 million of pretax gains in 2006 related to nonstrategic investments including:

(1)	$32 million of pre-tax gains from the disposals of shares of common stock of an electronic energy and metals trading exchange;

(2)	an $8 million pre-tax gain on the sale of non-controlling interest in a non-utility gas-fired cogeneration plant;

(3)	a $7 million pre-tax gain on the sale of a commercial passenger aircraft;

(4)	$5 million of pre-tax income resulting from changes in a financing arrangement related to a nonstrategic investment in a hydroelectric generating plant.

Other income for 2005 includes $10 million of pre-tax gains from the sale of two nonstrategic, passive investments and a $3 million pre-tax gain on the sale of MidAmerican Funding’s shares of common stock of the electronic energy and metals trading exchange discussed above.

Other expense for MidAmerican Funding decreased $12 million compared to 2005 due primarily to write-downs in 2005 of certain investments in commercial passenger aircraft. MidAmerican Funding’s evaluation of its investments in these aircraft resulted in $16 million of pre-tax write-downs in 2005. The write-downs reflected a continued deterioration in the airline industry, including the bankruptcy filings of two major carriers during 2005.

Fixed Charges

The $13 million increase in MidAmerican Energy’s interest on long-term debt was due to long-term debt issuances of $300 million in November 2005 and $350 million in October 2006, offset partially by maturities of higher interest rate debt in 2005 and 2006. Other interest expense increased $3 million due principally to a higher balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $5 million increase in allowance for borrowed funds for 2006 was due to the increase in construction work in progress compared to 2005.

Income Taxes

MidAmerican Energy -

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation projects, including wind-powered generating facilities for ten years after the in-service date. MidAmerican Energy’s income taxes for 2006 include $10 million of additional production tax credits compared to 2005 due to additional wind-powered generation.

State utility rate regulation in Iowa requires that the tax effect of certain timing differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This flow-through treatment of such timing differences impacts the effective tax rates from year to year.

MidAmerican Funding -

In 2006, MidAmerican Funding reduced its income tax expense by $19 million due to the resolution of a potential tax matter.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements. To the extent funds are not available to support capital expenditures, projects may be delayed and operating income may be reduced.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $599 million, $560 million and $463 million for 2007, 2006 and 2005, respectively. MidAmerican Funding’s net cash provided by operating activities was $570 million, $516 million and $424 million for 2007, 2006 and 2005, respectively.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures, which totaled $1,220 million for 2007. MidAmerican Energy’s utility construction expenditures for 2008, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $1,141 million, which includes $645 million for the wind-powered generation projects discussed below, $90 million for emissions control equipment to address current and anticipated air quality regulations, and $406 million for ongoing operational projects, including asset replacements, connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican Energy expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt.

On April 18, 2006, the IUB approved a settlement agreement between MidAmerican Energy and the OCA regarding ratemaking principles for additional wind-powered generation capacity to be installed in Iowa in 2006 and 2007. A total of 222 MW (nameplate ratings) of wind-powered generation was placed in service in 2006 and 2007 subject to that agreement, including 123 MW (nameplate ratings) in the fourth quarter of 2007. On July 27, 2007, the IUB approved a settlement agreement between MidAmerican Energy and the OCA in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa to be placed in service on or before December 31, 2013. All new wind-powered generation capacity up to the 540 MW will be subject to the 2007 settlement agreement, including 78 MW (nameplate ratings) placed in service in the fourth quarter of 2007. Currently, MidAmerican Energy has 462 MW (nameplate ratings) under development or construction that it expects will be placed in service by December 31, 2008. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation. Refer to Note 14 of Notes to Consolidated Financial Statements in Item 8 in this Form 10-K for a more in-depth discussion of the settlement agreement.

Refer to the “Environmental Matters” section later in MD&A for additional information regarding capital expenditures for emission control equipment.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. MidAmerican Energy has historically contributed $8 million annually to trusts established for the investment of funds for decommissioning Quad Cities Station. Beginning in 2007, pursuant to an agreement approved by the IUB, MidAmerican Energy reduced its funding of the trusts to $2 million annually as a result of an evaluation of the funded status, estimated decommissioning costs and useful life of the plant. As of December 31, 2007, approximately 54% of the fair value of the trusts’ funds was invested in domestic common equity securities, 13% in domestic corporate debt and the remainder in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Operations. Future funding levels are subject to a variety of factors and are periodically reviewed. Refer to Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the rate treatment of the decrease in funding.

Spent Nuclear Fuel

In 2007, MidAmerican Energy implemented a practice of retiring fully amortized spent nuclear fuel two years after it is removed from a reactor. Accordingly, electric utility plant and accumulated depreciation and amortization were each reduced by $227 million, the original cost of the qualifying spent nuclear fuel. The adjustment did not affect net utility plant, net income or cost of service.

Contractual Obligations and Commercial Commitments

MidAmerican Energy and MidAmerican Funding have various contractual obligations and commercial commitments that may affect its financial condition. The following table summarizes as of December 31, 2007, the material cash obligations of MidAmerican Energy and MidAmerican Funding (in millions).

		Period Payments are Due

			2009-	2011-	After
Type of Obligation	Total	2008	2010	2012	2012
MidAmerican Energy:
Long-term debt, excluding unamortized debt premium and discount, net	$2,477	$1	$-	$400	$2,076
Operating leases, easements and maintenance contracts (1)	150	16	21	15	98
Coal, electricity and pipeline transportation commitments (1)	805	235	288	122	160
Interest payments on long-term debt (2)	2,205	136	268	268	1,533
	5,637	388	577	805	3,867

MidAmerican Funding parent:
Long-term debt	700	-	175	200	325
Interest payments on long-term debt	548	47	78	52	371
	1,248	47	253	252	696
Total	$6,885	$435	$830	$1,057	$4,563

(1)
The operating leases, easements and maintenance contracts, and coal, electricity and pipeline transportation commitments are not reflected on the Consolidated Balance Sheets. Refer to Note 15 in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the nature of these commitments.

(2)	Excludes interest payments on $120 million of variable rate long-term debt.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in “Utility Construction Expenditures” section above), asset retirement obligations (Note 10), residual guarantees on operating leases (Note 15), and pension and postretirement plans (Note 16). Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Debt Issuance

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds were used by MidAmerican Energy to pay construction costs of its interest in WSEC Unit 4 and its wind projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

Debt Authorizations and Credit Facilities

MidAmerican Energy has authority from the FERC to issue through April 14, 2009, short-term debt in the form of commercial paper and bank notes aggregating $800 million. MidAmerican Energy currently has in place a $500 million revolving credit facility, expiring July 6, 2012, that supports its $380 million commercial paper program and its variable rate pollution control revenue obligations.

MidAmerican Energy currently has an effective registration statement with the SEC to issue up to $680 million of additional long-term securities. It also has authorization from the FERC to issue additional long-term securities totaling up to $700 million through May 14, 2009. Additionally, regarding annual and multiple year capital projects, MidAmerican Energy has authorizations, expiring May 2, 2009, and May 2, 2011, respectively, from the Illinois Commerce Commission (“ICC”) to issue up to an aggregate of $631 million of long-term debt securities. On July 11, 2007, MidAmerican Energy received authorization from the ICC to refinance prior to July 11, 2009, approximately $57 million of pollution control revenue bonds issued in 1993.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of December 31, 2007, MidAmerican Energy’s common equity ratio was 50% computed on a basis consistent with its commitment.

Other Financing Information

MidAmerican Funding or MidAmerican Energy may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. The repurchases or exchanges, if any, will depend on prevailing market conditions, the issuing company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Ratings Risks

As of January 31, 2008, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard and Poor’s, “A-/stable.”

Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of the debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the energy supply and marketing agreements discussed below, MidAmerican Energy does not have any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern MidAmerican Energy’s energy supply and marketing activities either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of December 31, 2007, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $225 million. MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Utility Regulatory Matters

Rate Matters

The IUB has approved a series of electric settlement agreements between MidAmerican Energy, the OCA and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity in any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. Refer to Note 14 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of these rate matters.

In an order issued September 27, 2004, the IUB required MidAmerican Energy to file various plans to fully equalize and consolidate its class zonal electric rates by the end of each of the years 2007 through 2010. On October 18, 2004, MidAmerican Energy filed a motion for reconsideration opposing full rate equalization and proposing a series of rate reductions. On March 21, 2005, the IUB required MidAmerican Energy to file additional information about potential rate changes concerning phased equalization or consolidation of existing zonal rate differences that could have the effect of bringing rates together on a basis designed to have no impact on the overall revenues MidAmerican Energy receives from its Iowa electric customers. MidAmerican Energy filed the requested information on April 11, 2005. On June 19, 2006, the IUB issued an order requiring MidAmerican Energy to hold informal workshops in 2007 and file a comprehensive class cost-of-service study and revenue neutral rate equalization/rate consolidation alternatives by mid-2009. MidAmerican completed the series of informal workshops in October 2007. Refer to Note 14 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for discussion of the 2007 settlement agreement and its impact on zonal rate equalization in Iowa.

Environmental Matters

MidAmerican Energy is subject to federal, state and local laws and regulations with regard to air and water quality, renewable portfolio standards, climate change, hazardous and solid waste disposal and other environmental matters. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to MidAmerican Energy. In particular, future mandates may impact the operation of MidAmerican Energy generating facilities and may require MidAmerican Energy to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. MidAmerican Energy is not aware of any established technology that reduces the carbon dioxide emissions at coal-fired facilities, and MidAmerican Energy is uncertain when, or if, such technology will be commercially available.

Expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs are generally incorporated into MidAmerican Energy’s routine cost structure. An inability to recover these costs from MidAmerican Energy’s customers, either through regulated rates, long-term arrangements or market prices, could adversely affect its future financial results.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. The plan allows MidAmerican Energy to more effectively manage its expenditures required to comply with emissions standards. On April 1, 2006, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. MidAmerican Energy currently estimates that the cost of incremental capital expenditures for emission control equipment included in its plan for compliance with current air quality requirements will total approximately $300 million for January 1, 2008, through December 31, 2015. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

Refer to the Environmental Regulations section of Item 1 of the Form 10-K for a detailed discussion of environmental standards affecting MidAmerican Energy.

Generating Capability

On August 13, 2007, retail customer usage of electricity caused a new record hourly peak demand of 4,240 MW on MidAmerican Energy’s electric system, 104 MW greater than the previous record set in 2006. MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states. MidAmerican Energy is also a member of the Mid-Continent Area Power Pool (“MAPP”), a regional transmission group and generation reserve sharing pool. Each MAPP generation reserve participant is required to maintain for emergency purposes a net generating capability reserve of 15% above its system peak demand, including net capacity purchases and sales, for each month. MidAmerican Energy’s reserve margin at peak demand for 2007 was approximately 25%.

MidAmerican Energy believes it has adequate electric capacity reserve through 2009, including capacity provided by the generating projects discussed in the “Utility Construction Expenditures” section above. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy’s reserve to fall below the 15% MAPP requirement.

MidAmerican Energy is financially exposed to movements in energy prices since it does not recover its energy costs through an energy adjustment clause in Iowa and Illinois. Although MidAmerican Energy believes it has sufficient generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin. MidAmerican Energy’s coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying quantities. MidAmerican Energy’s coal supply portfolio has 100% of its expected 2008 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to enhance its coal supply portfolio. Additional information regarding MidAmerican Energy’s coal supply contracts is included in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Funding and MidAmerican Energy prepare their financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”) which differs in certain respects from the application of accounting principles generally accepted in the United States of America (“GAAP”) by nonregulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Funding and MidAmerican Energy have deferred certain costs and income that will be recognized in earnings over various future periods.

Management continually evaluates the applicability of SFAS No. 71 and assesses whether its regulatory assets are probable of future recovery by considering factors such as a change in the regulator’s approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition which could limit MidAmerican Energy’s ability to recover its costs. Based upon this continual assessment, management believes the application of SFAS No. 71 continues to be appropriate and its existing regulatory assets are probable of recovery. The assessment reflects the current political and regulatory climate at both the state and federal levels and is subject to change in the future. If it becomes no longer probable that these costs will be recovered, the assets and liabilities would be written off and recognized in operating income. Total regulatory assets were $268 million and total regulatory liabilities were $793 million as of December 31, 2007. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K for additional information regarding regulatory assets and liabilities.

Goodwill

MidAmerican Funding’s Consolidated Balance Sheet as of December 31, 2007, includes goodwill from the acquisition of MHC Inc. totaling $1.3 billion. Goodwill is allocated to each reporting unit and is tested for impairment using a variety of methods, principally discounted projected future net cash flows, at least annually and impairments, if any, are charged to earnings. MidAmerican Funding completed its annual review as of October 31. A significant amount of judgment is required in performing goodwill impairment tests. Key assumptions used in the testing include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating cash flows, MidAmerican Funding incorporates current market information as well as historical factors.

Accrued Pension and Postretirement Expense

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover substantially all of the employees of MidAmerican Energy Holdings and its domestic energy subsidiaries, other than PacifiCorp. The expense and benefit obligations relating to these pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected returns on plan assets, and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience and market conditions. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 in this Form 10-K for disclosures about MidAmerican Energy’s pension and other postretirement benefit plans, including key assumptions used to calculate the funded status and net periodic cost for these plans as of and for the year ended December 31, 2007.

In establishing its assumption as to the expected return on assets, MidAmerican Energy reviews the expected asset allocation and develops return assumptions for each asset class based on historical performance and forward-looking views of the financial markets. Pension and other postretirement benefit expenses increase as the expected rate of return on retirement plan and other postretirement benefit plan assets decreases. MidAmerican Energy regularly reviews its actual asset allocations and periodically rebalances its investments to its targeted allocations when considered appropriate.

MidAmerican Energy chooses a discount rate based upon high quality fixed-income investment yields in effect as of the measurement date. The pension and other postretirement benefit liabilities, as well as expenses, increase as the discount rate is reduced.

MidAmerican Energy chooses a health care cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The health care cost trend rate gradually declines to 5% by 2016 at which point the rate is assumed to remain constant. Refer to Note 16 of Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K for health care cost trend rate sensitivity disclosures.

The actuarial assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to the amount of pension and other postretirement benefit expense, assets and liabilities recorded. If changes were to occur for the following assumptions, the approximate effect on the financial statements of the total plan before allocations to affiliates would be as follows (in millions):

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2007, benefit obligations:
Discount rate	$(35)	$39	$(13)	$15

Effect on 2007 periodic benefit cost:
Discount rate	(2)	1	(1)	1
Expected return on assets	(3)	3	(1)	1

A variety of factors, including the plan funding practices of MidAmerican Energy, have an affect on the funded status of the plans. The Pension Protection Act of 2006 imposed generally more stringent funding requirements for defined benefit pension plans, particularly for those significantly underfunded, and allowed for greater tax deductible contributions to such plans than previous rules permitted under the Employee Retirement Income Security Act. As a result of the Pension Protection Act of 2006, MidAmerican Energy does not anticipate any significant changes to the amount of funding previously anticipated through 2008; however, depending upon a variety of factors that impact the funded status of the plan, including actual asset returns, discount rates and plan changes, it may be required to accelerate contributions to its pension plans for periods after 2008, and there may be more volatility in annual contributions than historically experienced, which could have a material impact on financial results.

Income Taxes

In determining MidAmerican Funding’s and MidAmerican Energy’s tax liabilities, management is required to interpret complex tax laws and regulations. MidAmerican Funding and MidAmerican Energy are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The U. S. Internal Revenue Service has closed examination of the MidAmerican Energy Holdings consolidated income tax returns through 2003, including components related to MidAmerican Funding and MidAmerican Energy. In addition, open tax years related to a number of state jurisdictions remain subject to examination. Although the ultimate resolution of their federal and state tax examinations is uncertain, each company believes it has made adequate provisions for its tax positions and that the aggregate amount of additional tax liabilities that may result from these examinations, if any, will not have a material adverse affect on its financial results.

MidAmerican Energy is required to pass income tax benefits related to certain accelerated tax depreciation and other property-related basis differences on to its customers in Iowa. These amounts were recognized as regulatory assets, which totaled $183 million and $165 million as of December 31, 2007 and 2006, respectively, and will be included in rates when the temporary differences reverse. Management believes the existing regulatory assets are probable of recovery. If it becomes no longer probable that these costs will be recovered, the assets would be written-off and recognized in earnings.

MidAmerican Funding and MidAmerican Energy recognize deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition - Unbilled Revenue

Revenue from electric customers is recognized as electricity is delivered to customers and includes amounts for services rendered. Revenue from the sale, transportation and distribution of natural gas is recognized when either the service is provided or the product is delivered.

For MidAmerican Energy, the determination of sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, MidAmerican Energy records unbilled revenues representing an estimate of the amount customers will be billed for energy provided between the meter-reading dates and the end of that month. This estimate is reversed in the following month and actual revenue is recorded based on subsequent meter readings.

The monthly unbilled revenues of MidAmerican Energy are determined by the estimation of unbilled energy provided during the period, the assignment of unbilled energy provided to customer classes and the average rate per customer class. Factors that can impact the estimate of unbilled energy provided include, but are not limited to, seasonal weather patterns, historical trends, line losses, economic impacts and composition of customer classes. Unbilled revenues were $142 million as of December 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy’s Consolidated Balance Sheets include assets and liabilities whose fair values are subject to market risks. MidAmerican Energy’s significant market risks are primarily associated with commodity prices and interest rates. The following sections address the significant market risks associated with MidAmerican Energy’s business activities. MidAmerican Energy has also established guidelines for credit risk management. Refer to Notes 2 and 11 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy’s accounting for derivative contracts.

Commodity Price Risk

MidAmerican Energy is subject to significant commodity risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity, and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas.  To mitigate a portion of the risk, MidAmerican Energy uses derivative instruments, including forwards, futures, options and other over-the-counter agreements, to effectively secure future supply or sell future production at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives, and amounts that are probable of recovery in retail rates, are recorded as regulatory net assets or liabilities. Financial results may be negatively impacted if the costs of wholesale electricity, fuel and or natural gas are higher than what is permitted to be recovered in regulated retail rates.

MidAmerican Energy also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to nonregulated customers. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

The table that follows summarizes MidAmerican Energy’s commodity risk on energy derivative contracts as of December 31, 2007, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (in millions):

	Fair Value – Asset (Liability)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
As of December 31, 2007	$(16)	10% increase	$(19)
		10% decrease	(12)

Interest Rate Risk

MidAmerican Energy –
As of December 31, 2007, MidAmerican Energy had fixed-rate long-term debt totaling $2.35 billion with a total fair value of $2.40 billion. Because of their fixed interest rates, these instruments do not expose MidAmerican Energy to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $114 million if interest rates were to increase by 10% from their levels at December 31, 2007. Comparatively, as of December 31, 2006, MidAmerican Energy had fixed-rate long-term debt totaling $1.71 billion with a total fair value of $1.72 billion. The fair value of these instruments would have decreased by approximately $101 million if interest rates had increased by 10% from their levels at December 31, 2006. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Energy were to reacquire all or a portion of these instruments prior to their maturity.

As of December 31, 2007 and 2006, MidAmerican Energy had long-term floating rate obligations totaling $120 million, and as of December 31, 2007, short-term floating rate obligations totaling $86 million, that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. This market risk is not hedged; however, if the floating interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy’s interest expense for either year. The carrying value of the floating rate obligations as of December 31, 2007, approximated fair value.

MidAmerican Funding –

As of December 31, 2007, MidAmerican Funding had fixed-rate long-term debt totaling $700 million with a fair value of $756 million. Because of their fixed interest rates, these instruments do not expose MidAmerican Funding to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $28 million if interest rates were to increase by 10% from their levels at December 31, 2007. Comparatively, as of December 31, 2006, MidAmerican Funding had fixed-rate long-term debt totaling $700 million with a fair value of $754 million. The fair value of these instruments would have decreased by approximately $30 million if interest rates had increased by 10% from their levels at December 31, 2006. In general, such a decrease in fair value would impact earnings and cash flows only if MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity.

Credit Risk

MidAmerican Energy extends unsecured credit to other utilities, energy marketers, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. MidAmerican Energy analyzes the financial condition of each wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit that may be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. Credit exposures relative to approved limits are monitored daily and exceptions to approved limits are reported to senior management. MidAmerican Energy defines credit exposure as the potential loss in value in the event of non-payment or non-performance by a counterparty, which includes not only accounts receivable, but also the replacement, or mark-to-market value of contracts for future performance. MidAmerican Energy seeks to negotiate contractual arrangements with wholesale counterparties to provide for net settlement of monthly accounts receivable and accounts payable and net settlement of contracts for future performance in the event of default. Accounts payable are deducted from calculations of credit exposure for counterparties with whom such contractual arrangements exist. MidAmerican Energy also seeks to negotiate contractual arrangements that provide for the exchange of collateral in the event that credit exposure to a particular counterparty (1) exceeds a specified threshold or (2) in the event of a material adverse change in such counterparty’s financial condition or downgrade in its credit ratings to below “investment grade” by a nationally recognized statistical rating organization such as Moody’s or Standard & Poor’s. MidAmerican Energy periodically requests and receives collateral, typically in the form of cash or letters of credit, from counterparties with credit exposure in excess of established limits. As of December 31, 2007, 91% of MidAmerican Energy’s credit exposure, net of collateral, relating to wholesale energy supply and marketing activities was with counterparties having “investment grade” credit ratings from Moody’s or Standard & Poor’s, while an additional 8% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale operations was with counterparties having financial characteristics deemed equivalent to “investment grade” by MidAmerican Energy based on internal review. MidAmerican Energy had credit exposure to a single counterparty of 31% of aggregate credit exposure, net of collateral, to all wholesale counterparties as of December 31, 2007. The counterparty has investment grade credit ratings from both Moody’s and Standard & Poor’s, and MidAmerican Energy is not aware of any factors that would likely result in a downgrade of the counterparty’s credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2007.

MidAmerican Energy’s credit exposure with respect to wholesale natural gas, electricity, and derivatives transactions is summarized below as of December 31, 2007 (dollars in millions).

Credit Rating Equivalent (Standard & Poor’s/Moody’s)	Credit Exposure	Collateral Held	Credit Exposure, Net of Collateral	% of Credit Exposure, Net of Collateral

AA-/Aa3 and above	$19	$-	$19	48%
A-/A3 to A+/A1	8	-	8	20
BBB-/Baa3 to BBB+/Baa1	9	-	9	23
BB-/Ba3 to BB+/Ba1	-	-	-	-
B+/B1 or lower	2	5	-	-
Unrated	4	-	4	9
Total credit exposure	$42	$5	$40	100%

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2008

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions)

	As of December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$7,473	$6,366
Gas	1,086	1,031
	8,559	7,397
Accumulated depreciation and amortization	(3,237)	(3,261)
	5,322	4,136
Construction work in progress	386	867
	5,708	5,003
Current Assets
Cash and cash equivalents	11	9
Short-term investments	-	15
Receivables, less allowances of $9 and $10, respectively	485	394
Inventories	133	113
Other	39	163
	668	694
Other Assets
Investments and nonregulated property, net	478	410
Regulatory assets	268	273
Other	129	130
	875	813
Total Assets	$7,251	$6,510

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$2,288	$1,951
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	2,470	1,819
	4,788	3,800
Current Liabilities
Notes payable	86	-
Current portion of long-term debt	1	2
Accounts payable	408	498
Taxes accrued	85	99
Interest accrued	41	33
Other	76	171
	697	803
Other Liabilities
Deferred income taxes	517	471
Investment tax credits	38	41
Asset retirement obligations	182	173
Regulatory liabilities	793	989
Other	236	233
	1,766	1,907
Total Capitalization and Liabilities	$7,251	$6,510

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues
Regulated electric	$1,934	$1,779	$1,513
Regulated gas	1,174	1,112	1,323
Nonregulated	1,150	557	324
	4,258	3,448	3,160
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	741	672	477
Cost of gas sold	937	888	1,098
Other operating expenses	419	402	381
Maintenance	201	156	151
Depreciation and amortization	268	274	267
Property and other taxes	98	97	95
	2,664	2,489	2,469
Nonregulated:
Cost of sales	1,061	522	291
Other	20	16	19
	1,081	538	310
Total operating expenses	3,745	3,027	2,779

Operating Income	513	421	381

Non-Operating Income
Interest and dividend income	9	9	6
Allowance for equity funds	41	37	24
Other income	9	9	7
Other expense	(3)	(3)	(4)
	56	52	33
Fixed Charges
Interest on long-term debt	122	93	80
Other interest expense	9	12	9
Allowance for borrowed funds	(18)	(16)	(11)
	113	89	78

Income Before Income Taxes	456	384	336
Income Taxes	130	118	115

Net Income	326	266	221
Preferred Dividends	1	1	1

Earnings on Common Stock	$325	$265	$220

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2007	2006	2005

Earnings on Common Stock	$325	$265	$220

Other Comprehensive Income (Loss)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	20	(22)	-
Income tax benefit	(8)	9	-
	12	(13)	-
Less realized gains (losses) reflected in net income during period-
Before income taxes	(1)	(2)	-
Income tax (expense) benefit	-	1	-
	(1)	(1)	-
Net unrealized gains (losses)	13	(12)	-

Minimum pension liability adjustment:
Before income taxes	-	-	(5)
Income tax (expense) benefit	-	-	2
	-	-	(3)

Other comprehensive income (loss)	13	(12)	(3)

Comprehensive Income	$338	$253	$217

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2007	2006	2005

Net Cash Flows From Operating Activities
Net income	$326	$266	$221
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	269	275	269
Deferred income taxes and investment tax credit, net	23	(2)	(1)
Amortization of other assets and liabilities	28	26	28
Impact of changes in working capital-
Receivables, net	(91)	60	(117)
Inventories	(20)	(28)	5
Accounts payable	95	(76)	91
Taxes accrued	(1)	16	(6)
Other current assets and liabilities	1	34	(8)
Other, net	(31)	(11)	(19)
Net cash provided by operating activities	599	560	463

Net Cash Flows From Investing Activities
Utility construction expenditures	(1,298)	(757)	(699)
Purchases of available-for-sale securities	(432)	(853)	(563)
Proceeds from sales of available-for-sale securities	395	851	564
Other, net	9	8	9
Net cash used in investing activities	(1,326)	(751)	(689)

Net Cash Flows From Financing Activities
Dividends paid	(1)	(51)	(1)
Issuance of long-term debt, net	646	346	297
Retirement of long-term debt	(2)	(161)	(91)
Net increase in notes payable	86	-	-
Other, net	-	(5)	4
Net cash provided by financing activities	729	129	209

Net Increase (Decrease) in Cash and Cash Equivalents	2	(62)	(17)
Cash and Cash Equivalents at Beginning of Year	9	71	88
Cash and Cash Equivalents at End of Year	$11	$9	$71

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$97	$58	$66
Income taxes paid	$111	$107	$126

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In millions, except share amounts)

	As of December 31,
	2007		2006

Common Shareholder’s Equity
Common shares, no par; 350,000,000 shares authorized; 70,980,203 shares outstanding	$561		$561
Retained earnings	1,726		1,402
Accumulated other comprehensive income:
Unrealized gain (loss) on cash flow hedges	1		(12)
	2,288	47.8%	1,951	51.3%
Preferred Securities (100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
	30	0.6%	30	0.8%
Long-Term Debt, Excluding Current Portion
Pollution control revenue obligations:
5.95% Series, due 2023 (general mortgage bond-secured)	29		29
Variable rate series (2007- 3.51%, 2006- 3.97%) -
Due 2016 and 2017	37		37
Due 2023 (general mortgage bond-secured)	28		28
Due 2023	7		7
Due 2024	35		35
Due 2025	13		13
Notes:
5.65% Series, due 2012	400		-
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		-
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligation under capital lease	2		1
Unamortized debt premium and discount, net	(6)		(6)
	2,470	51.6%	1,819	47.9%
Total Capitalization	$4,788	100.0%	$3,800	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In millions)

	Years Ended December 31,
	2007	2006	2005

Beginning of Year	$1,402	$1,187	$967

Adoption of FASB Interpretation No. 48	(1)	-	-

Net Income	326	266	221

Deduct:
Dividends declared on preferred shares	1	1	1
Dividends declared on common shares	-	50	-
	1	51	1

End of Year	$1,726	$1,402	$1,187

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. (“MHC”). MHC is a holding company that conducts no business other than the ownership of its subsidiaries, which include the following nonregulated subsidiaries: InterCoast Capital Company, MidAmerican Services Company, Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC, (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holdings is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”).

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it holds a controlling financial interest. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the subsidiary, which is less than 100% owned but greater than 50% owned, is consolidated with a minority interest. All intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates include, but are not limited to, unbilled receivables, asset retirement obligations, valuation of energy contracts, the effects of regulation, the accounting for contingencies, including income tax, environmental and regulatory matters, and certain assumptions made in accounting for pension and other postretirement benefits. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy’s utility operations are subject to the regulation of the Iowa Utilities Board (“IUB”); the Illinois Commerce Commission (“ICC”); the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission (“FERC”). MidAmerican Energy’s accounting policies and the accompanying consolidated financial statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

MidAmerican Energy prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), which differs in certain respects from the application of GAAP by nonregulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of expenses or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Energy has deferred certain expenses and income that will be recognized in earnings over various future periods.

Management continually evaluates the applicability of SFAS No. 71 and assesses whether its regulatory assets are probable of future recovery by considering factors such as a change in the regulator’s approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, which could limit MidAmerican Energy’s ability to recover its costs. Based upon this continual assessment, management believes the application of SFAS No. 71 continues to be appropriate and its existing regulatory assets are probable of recovery. The assessment reflects the current political and regulatory climate at both the state and federal levels and is subject to change in the future.  If it becomes no longer probable that these costs will be recovered, the regulatory assets and regulatory liabilities would be written off and recognized in operating income.

Cash Equivalents

Cash equivalents consist of funds invested in commercial paper, money market securities and in other investments with a maturity of three months or less when purchased.

Short-term Investments

Short-term investments as of December 31, 2006, consist of auction rate securities. Auction rate securities are accounted for as available-for-sale securities and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. As of December 31, 2007 and 2006, the carrying value of these securities approximates fair market value and there were no unrealized gains or losses associated with these investments. With the liquidity issues experienced in global credit and capital markets, recent auctions have failed as the amount of securities submitted for sale in the market has exceeded the amount of purchase orders.  Given the recently failed auctions, it is uncertain if the Company's auction rate securities will be sold within the next twelve months. Accordingly, the entire amount of such remaining balance has been classified as non-current assets and included in investments and non-regulated property, net on the Company's December 31, 2007 Balance Sheet. Refer to Note 5 for additional discussion of MidAmerican Energy’s investment in auction rate securities.

Investments

MidAmerican Energy’s management determines the appropriate classification of investments in debt and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. Substantially all of MidAmerican Energy’s investments in debt and equity securities recorded on the Consolidated Balance Sheets are held in nuclear decommissioning trusts for the Quad Cities Station. Realized and unrealized gains and losses on funds held by the Quad Cities Station nuclear decommissioning trusts are recorded as regulatory liabilities because MidAmerican Energy expects any difference between actual decommissioning costs and the funds available in the trusts to be reflected in future regulated rates. Refer to Note 5 for additional discussion of MidAmerican Energy’s investments.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on MidAmerican Energy’s assessment of the collectibility of payments from its customers. This assessment requires judgment regarding the ability of customers to pay the amounts owed to MidAmerican Energy and the outcome of pending disputes and arbitrations.

Derivatives

MidAmerican Energy employs a number of different derivative instruments in connection with its electric and natural gas and interest rate risk management activities, including forward purchases and sales, futures, swaps and options. Derivative instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities unless they are designated as, and qualify for, the normal purchases and normal sales exemptions afforded by GAAP. Contracts that qualify as normal purchases or normal sales are not marked to market. Derivative contracts for commodities used in MidAmerican Energy’s normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales pursuant to the exemptions. Recognition of these contracts in operating revenue or cost of sales in the Consolidated Statements of Operations occurs when the contracts settle.

For contracts designated as hedge relationships (“hedge contracts”), MidAmerican Energy formally assesses, at inception and on a quarterly basis, whether the hedge contracts are highly effective in offsetting changes in cash flows of the hedged items. MidAmerican Energy documents hedging activity by transaction type and risk management strategy.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Balance Sheets and the Consolidated Statements of Capitalization as a component of common shareholder’s equity, until the hedged item is recognized in income. MidAmerican Energy discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, future changes in the value of the derivative are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in accumulated other comprehensive income (“AOCI”) will remain there until the hedged item is realized, unless it is probable that the hedged forecasted transaction will not occur, at which time associated deferred amounts in AOCI are immediately recognized in current earnings.

Certain derivative electric and gas contracts utilized by the regulated operations of MidAmerican Energy are recoverable through rates. Accordingly, unrealized changes in fair value of these contracts are deferred as regulatory assets or liabilities pursuant to SFAS No. 71.

When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. For contracts without available quoted market prices, fair value is determined based on internally developed modeled prices. The fair value of these instruments are a function of underlying current and forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of the contracts.

Inventories

Inventories are valued at the lower of average cost or market, except for natural gas in storage, which is valued at the lower of last-in-first-out or market. Refer to Note 4 for detail of inventories as of December 31, 2007 and 2006.

Utility Plant, Net

General

Utility plant is recorded at historical cost. MidAmerican Energy capitalizes all construction related material, direct labor costs and contract services, as well as indirect construction costs, which include an allowance for funds used during construction, as discussed below. The cost of major additions and betterments are capitalized, while costs for replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to maintenance expense. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant is reduced for amounts associated with electric returns on equity exceeding threshold levels. Refer to Note 14 for discussion of MidAmerican Energy’s revenue sharing arrangements.

Generally, when MidAmerican Energy retires or sells utility plant, it charges the original cost to accumulated depreciation. Any net cost of removal is charged against the cost of removal regulatory liability that was established through depreciation rates. Net salvage is recorded in the related accumulated depreciation and amortization accounts and the residual gain or loss is deferred and subsequently amortized through future depreciation expense. Any gain or loss on disposals of nonregulated assets is recorded in income or expense.

MidAmerican Energy records an allowance for funds used during construction (“AFUDC”), which represents the estimated debt and equity costs of capital funds necessary to finance the construction of regulated facilities. AFUDC is computed based on guidelines set forth by the FERC and capitalized as a component of utility plant cost, with offsetting credits to earnings. After construction is completed, MidAmerican Energy is permitted to earn a return on these costs by their inclusion in rate base, as well as recover these costs through depreciation expense over the useful life of the related assets.

Depreciation and amortization for MidAmerican Energy’s utility operations are based on straight-line composite rates. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage and group depreciation rates. The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2007	2006	2005

Electric	3.4%	3.7%	3.8%
Gas	3.2%	3.3%	3.4%

Depreciation and amortization expense for 2007, 2006 and 2005 also includes $17 million, $42 million and $41 million, respectively, for a regulatory charge pursuant to the terms of a series of electric rate settlement agreements in Iowa. Refer to Note 14 for further discussion. Additionally, depreciation expense for each year presented includes an $8 million charge, which for 2006 and 2005 was equal to the level of MidAmerican Energy’s annual funding into external trusts for the estimated decommissioning costs of the Quad Cities Station. Beginning in 2007, MidAmerican Energy reduced its funding into the trusts to $2 million annually. Refer to Note 14 for a discussion of the rate treatment for the decrease in funding.

Asset Retirement Obligations

MidAmerican Energy recognizes legal asset retirement obligations (“ARO”), mainly related to the decommissioning of nuclear generation assets. The fair value of a liability for a legal ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to utility plant) and for accretion of the liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in utility plant and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability. Estimated removal costs that MidAmerican Energy recovers through approved depreciation rates but that do not meet the requirements of a legal ARO are accumulated in asset retirement removal costs within regulatory liabilities in the Consolidated Balance Sheets.

Impairment

MidAmerican Energy evaluates long-lived assets for impairment, including utility plant, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. For regulated assets, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in rates is probable. For all other assets, any resulting impairment loss is reflected in the Consolidated Statements of Operations. The impacts of regulation are considered when evaluating the carrying value of regulated assets.

Revenue Recognition

Revenue from electric customers is recognized as electricity is delivered to customers and includes amounts for services rendered. Revenue from the sale, transportation and distribution of natural gas is recognized when either the service is provided or the product is delivered. Amounts recognized include unbilled as well as billed amounts.

Unbilled revenues are an estimate of the amount customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. Accrued unbilled revenues were $142 million and $94 million at December 31, 2007 and 2006, respectively, and are included in receivables on the Consolidated Balance Sheets.

All of MidAmerican Energy’s regulated retail gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including energy efficiency costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenues through use of the adjustment clauses and bill riders are charged to expense in the same period the related revenues are recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2007 and 2006, was $48 million and $34 million, respectively.

In 2006, MidAmerican Energy changed its management strategy with regard to certain nonregulated end-use gas contracts. This change resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issues No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.” Cost of sales netted in revenues for such end-use gas contracts totaled $289 million for 2005.

Sales and Excise Tax

MidAmerican Energy collects from its customers sales and excise taxes assessed by governmental authorities on transactions with customers and later remits the collected taxes to the appropriate authority. If the obligation to pay a particular tax resides with the customer, MidAmerican Energy reports such taxes collected on a net basis and, accordingly, they do not affect the Consolidated Statement of Operations. Taxes for which the obligation resides with MidAmerican Energy are reported on a gross basis in operating revenues and operating expenses. The amounts reported on a gross basis are not material.

Unamortized Debt Premiums, Discounts and Financing Costs

Premium, discounts and financing costs incurred during the issuance of long-term debt are amortized over the term of the related financing, using the effective interest method.

Income Taxes

Berkshire Hathaway commenced including MidAmerican Energy Holdings and subsidiaries in its consolidated U.S. federal income tax return in 2006 as a result converting its convertible preferred stock of MidAmerican Energy Holdings into shares of MidAmerican Energy Holdings common stock on February 9, 2006. MidAmerican Funding’s and MidAmerican Energy’s provision for income taxes has been computed on a stand-alone basis, and substantially all of their respective currently payable income taxes are remitted to MidAmerican Energy Holdings. Prior to the conversion, MidAmerican Energy Holdings filed consolidated U.S. federal income tax returns.

Deferred tax assets and liabilities are based on differences between the financial statements and tax bases of assets and liabilities using the estimated rates in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or regulatory liability. These amounts were recognized as a net regulatory asset totaling $183 million and $165 million as of December 31, 2007 and 2006, respectively, and will be included in rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

In determining MidAmerican Funding’s and MidAmerican Energy’s tax liabilities, management is required to interpret complex tax laws and regulations. In preparing tax returns, MidAmerican Funding and MidAmerican Energy are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The U.S. Internal Revenue Service has closed examination of the MidAmerican Energy Holdings consolidated income tax returns through 2003, including components related to MidAmerican Funding and MidAmerican Energy. In addition, open tax years related to a number of state jurisdictions remain subject to examination. Although the ultimate resolution of their federal and state tax examinations is uncertain, each company believes it has made adequate provisions for its tax positions and that the aggregate amount of additional tax liabilities that may result from these examinations, if any, will not have a material adverse affect on its financial results. MidAmerican Funding’s and MidAmerican Energy’s unrecognized tax benefits are included in taxes accrued and other long-term liabilities, as appropriate, in their respective Consolidated Balance Sheets. Each company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). MidAmerican Energy adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in MidAmerican Energy’s tax returns that do not meet these recognition and measurement standards. Refer to Note 12 for additional discussion.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on MidAmerican Energy’s historical Consolidated Financial Statements and will be applied to business combinations completed, if any, on or after to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. MidAmerican Energy is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. MidAmerican Funding and MidAmerican Energy do not anticipate electing the fair value option for any existing eligible items. However, each will continue to evaluate items on a case-by-case basis for consideration of the fair value option.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. MidAmerican Funding and MidAmerican Energy are currently evaluating the impact of adopting SFAS No. 157 on their respective consolidated financial position and results of operations.

(3)	Jointly Owned Utility Plant

Under joint ownership agreements with other utilities, MidAmerican Energy, as a tenant in common, has undivided interests in jointly owned generation and transmission facilities. MidAmerican Energy accounts for its proportional share of each facility, and each joint owner has provided financing for its share of each generating plant or transmission line. Operating costs of each facility are assigned to joint owners based on ownership percentage or energy purchased, depending on the nature of the cost. Operating expenses on the Consolidated Statements of Operations include MidAmerican Energy’s share of the expenses of these facilities.

The amounts shown in the table below represent MidAmerican Energy’s share in each jointly owned facility as of December 31, 2007 (dollars in millions).

	Company Share	Plant in Service(1)	Accumulated Depreciation	Construction Work in Progress

Walter Scott, Jr. Unit No. 4	59.7%	$634	$10	$-
Louisa Unit No. 1	88.0	750	352	1
Walter Scott, Jr. Unit No. 3	79.1	345	227	86
Quad Cities Unit Nos. 1 & 2	25.0	320	149	9
Ottumwa Unit No. 1	52.0	264	147	3
George Neal Unit No. 4	40.6	169	123	-
George Neal Unit No. 3	72.0	142	105	2
Transmission facilities (2)	Various	169	46	-
Total		$2,793	$1,159	$101

(1)	Plant in Service amounts are net of credits applied under the Iowa revenue sharing arrangements. Refer to Note 14 for a discussion of MidAmerican Energy’s revenue sharing arrangements.
(2)	Transmission facilities include 345 and 161 kilovolt transmission lines.

In 2007, MidAmerican Energy implemented a practice of retiring fully amortized spent nuclear fuel two years after it is removed from a Quad Cities Station reactor. Accordingly, electric utility plant and accumulated depreciation and amortization were each reduced by $227 million, the original cost of the qualifying spent nuclear fuel. The adjustment did not affect net utility plant, net income or cost of service.

Walter Scott Energy Center (“WSEC”) Unit 4, a 790-megawatt (“MW”) (summer accredited capacity) supercritical, coal-fired generating plant, began commercial operation on June 1, 2007. In conjunction with WSEC Unit 4 being placed in service, certain Consolidated Balance Sheet classifications were impacted, the most significant of which was the transfer of $710 million from construction work in progress to electric utility plant. Additionally, as discussed in Note 14, $264 million was transferred from the revenue sharing regulatory liability to electric utility plant in accordance with the related Iowa regulatory settlement agreements.

During the construction of WSEC Unit 4, MidAmerican Energy was allowed to defer payments for up to $200 million of billed construction costs through the end of the project. A $200 million liability is reflected in Accounts Payable on the Consolidated Balance Sheet as of December 31, 2006, for the deferred payments. Additionally, a $79 million asset representing the other owners’ share of the deferred payments is reflected on the Consolidated Balance Sheets in Current Assets - Other as of December 31, 2006. The liability and asset were settled in June 2007 with MidAmerican Energy’s payment to the contractor and receipt of cash from the other owners of WSEC Unit 4 for their share of the costs.

(4)	Inventories

Inventories includes the following amounts as of December 31 (in millions):

	2007	2006

Materials and supplies, at average cost	$62	$49
Coal stocks, at average cost	41	26
Natural gas in storage, at LIFO cost	25	33
Fuel oil, at average cost	4	4
Emission allowances, at average cost	1	1
Total	$133	$113

The current cost of natural gas in storage at December 31, 2007 and 2006 prices was $98 million and $110 million, respectively.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2007	2006

Nuclear decommissioning trusts	$276	$259
Rabbi trusts	136	124
Auction rate securities	40	-
Non-utility property, net of accumulated depreciation of $6 and $5, respectively	16	17
Coal transportation property, net of accumulated depreciation of $3 and $3, respectively	9	9
Other	1	1
Total	$478	$410

General

Investments held by the nuclear decommissioning trusts for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to regulatory liabilities on the Consolidated Balance Sheets. Funds are invested in the trusts in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning Quad Cities Station.

The investment in rabbi trusts represents the cash surrender value of corporate-owned life insurance policies on certain key executives and the fair value of other related investments. The rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts.

MidAmerican Energy has invested in AAA-rated interest bearing auction rate securities with remaining maturities of 9 to 28 years. These auction rate securities normally provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days or less. Interest on these securities has been paid on the scheduled auction dates. During the third and fourth quarters of 2007, auctions for the $40 million of MidAmerican Energy’s investments in auction rate securities failed. The failures resulted in the interest rate on these investments resetting at higher levels. Although there is no current liquid market for the auction rate securities, MidAmerican Energy believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest, has not materially deteriorated. Therefore, the fair value of these investments approximates the carrying amount as of December 31, 2007. Historically, given the liquidity created by the auctions, auction rate securities were presented in current assets as short-term investments on the Consolidated Balance Sheet. Given the failed auctions, it is uncertain if MidAmerican Energy’s auction rate securities will be sold within the next twelve months. Accordingly, the entire amount of such remaining balance has been classified as investments and nonregulated property, net on the Consolidated Balance Sheet as of December 31, 2007.

Non-utility property includes computer software, land and other assets not recoverable for regulated utility purposes. In 2006, MidAmerican Energy constructed $9 million of currently non-recoverable utility transmission assets, which are being depreciated over 55 years. Other depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

The coal transportation property is owned and operated by CBEC Railway Inc., a subsidiary of MidAmerican Energy. The property is depreciated on a straight-line basis over 37 years.

Investments in Debt and Equity Securities

MidAmerican Energy’s investments in debt and equity securities, other than auction rate securities, consist of the investments in the Quad Cities Station nuclear decommissioning trusts. The amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31 were as follows (in millions):

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$91	$63	$(4)	$150
Municipal bonds	27	1	-	28
U. S. Government securities	59	3	-	62
Corporate securities	35	1	-	36
	$212	$68	$(4)	$276

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$89	$57	$(1)	$145
Municipal bonds	24	-	-	24
U. S. Government securities	54	-	-	54
Corporate securities	34	1	-	35
Cash equivalents	1	-	-	1
	$202	$58	$(1)	$259

As of December 31, 2007, the debt securities held by the Quad Cities Station nuclear decommissioning trusts had the following maturities (in millions):

	Available-For-Sale
	Amortized	Fair
	Cost	Value

Within 1 year	$3	$3
1 through 5 years	44	45
5 through 10 years	30	32
Over 10 years	44	46

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities in the Quad Cities Station nuclear decommissioning trusts are shown in the following table for the years ended December 31 (in millions). Realized and unrealized gains and losses in the trusts are recorded in the regulatory liability related to the Quad Cities Station asset retirement obligation and do not impact earnings. Realized gains and losses are determined by specific identification.

	2007	2006	2005

Proceeds from sales	$128	$159	$90
Gross realized gains	4	4	3
Gross realized losses	(2)	(2)	(2)

(6)	Regulatory Assets and Liabilities

Regulatory assets represent costs that are expected to be recovered in future charges to utility customers. Of the regulatory assets listed below, only the nuclear generation assets are included in rate base and earn a return. Recovery of the assets is estimated to be over the periods shown. MidAmerican Energy’s regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2007	2006

Deferred income taxes, net (1)	27 years	$183	$165
Employee benefit plans (2)	16 years	32	46
Unrealized loss on regulated derivatives	1 year	20	36
Debt refinancing costs	8 years	9	10
Asset retirement obligations	9 years	8	7
Nuclear generation assets	13 years	6	6
Other	Various	10	3
Total		$268	$273

(1)
Amounts represent income tax benefits related to certain property-related state accelerated tax depreciation basis differences and other differences that were previously flowed through to customers and will be included in rates when the differences reverse.

(2)	Amount represents unrecognized components of benefit plan funded status that are recoverable in rates when recognized in net periodic benefit costs.

Regulatory liabilities represent income to be recognized or returned to customers in future periods. MidAmerican Energy’s regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2007	2006

Cost of removal accrual (1)	27 years	$491	$466
Employee benefit plans (2)	16 years	148	122
Asset retirement obligations	30 years	126	118
Iowa electric settlement accrual (3)	1 year	17	259
Nuclear outage reserve	1 year	9	-
Unrealized gain on regulated derivatives	-	-	22
Nuclear insurance reserve	46 years	2	2
Total		$793	$989

(1)
Amounts represent the remaining cost of removing (exclusive of ARO liabilities) electric and gas assets and have been accrued through depreciation rates, in accordance with generally accepted regulatory practices.

(2)	Amount represents unrecognized components of benefit plan funded status that are recoverable in rates when recognized in net periodic benefit costs.

(3)	Refer to Note 14 for a discussion of the disposition of Iowa electric settlement accruals.

(7)	Preferred Securities

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements and may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $31 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2007, are entitled to upon involuntary bankruptcy is $30 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2007, total $1 million.

(8)	Long-Term Debt

MidAmerican Energy’s annual sinking fund requirements and maturities of long-term debt for the next five years are $1 million for 2008, $- for 2009 through 2011 and $400 million for 2012. Refer to MidAmerican Energy’s Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2007 and 2006. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2007, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds were used by MidAmerican Energy to pay construction costs of its interest in WSEC Unit 4 and its wind projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

(9)	Short-Term Borrowings

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks.

MidAmerican Energy has a $500 million unsecured revolving credit facility expiring in July 2012, which supports its $380 million commercial paper program and its variable rate pollution control revenue obligations. The credit facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus 0.115%, that varies based on MidAmerican Energy’s credit ratings for its senior unsecured long-term debt securities. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1.0 as of the last day of any quarter. In addition, MidAmerican Energy has a $5 million line of credit, which expires in June 2008, and has a variable interest rate based on LIBOR plus 0.25%. As of December 31, 2007, MidAmerican Energy had $86 million of commercial paper outstanding at a weighted average interest rate of 4.46%. The remaining amount of the revolving credit facility and the full amount of the line of credit was available. As of December 31, 2007, MidAmerican Energy was in compliance with all covenants related to its short-term borrowings. MidAmerican Energy has authority from the FERC to issue through April 14, 2009, short-term debt in the form of commercial paper and bank notes aggregating $800 million.

(10)	Asset Retirement Obligations

MidAmerican Energy records an asset retirement obligation (“ARO”) for legal obligations related to the retirement of long-lived physical assets. MidAmerican Energy estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and discounted at a credit-adjusted, risk-free rate. MidAmerican Energy then records an ARO asset associated with the liability. The ARO assets are depreciated over their expected lives, and the ARO liabilities are accreted to the projected spending date. Changes in estimates could occur due to plan revisions, changes in estimated costs of nuclear decommissioning and other costs and changes in timing of the performance of removal activities.

On December 31, 2005, MidAmerican Energy adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, MidAmerican Energy is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO should be factored into the measurement of the liability when sufficient information exists.

In conjunction with the adoption of FIN 47, MidAmerican Energy recorded as of December 31, 2005, $11 million of ARO liabilities related to conditional ARO’s and an $11 million reduction of regulatory liabilities. Adoption of FIN 47 did not impact net income. The total ARO liability, computed on a pro forma basis as if FIN 47 had been applied during each of the periods presented in the consolidated financial statements, would have been $177 million as of January 1, 2005.

The change in the balance of the total ARO liability is summarized as follows (in millions):

	2007	2006

Balance as of January 1	$173	$191
Revision to nuclear decommissioning ARO liability	-	(30)
Other revisions, net	(1)	1
Accretion	10	11
Balance as of December 31	$182	$173

As of December 31, 2007, $150 million of the total ARO liability pertained to the decommissioning of Quad Cities Station, and $276 million of assets reflected in investments and nonregulated property, net, were restricted for satisfying the Quad Cities Station ARO liability. The 2006 revision to the nuclear decommissioning ARO liability is a result of a new valuation that was conducted by the operator of Quad Cities Station, consistent with its practice of periodically performing such studies. The revision increased regulatory liabilities and did not impact net income.

In addition to the ARO liabilities, MidAmerican Energy has accrued for the cost of removing other electric and gas assets through its depreciation rates, in accordance with accepted regulatory practices. These accruals are reflected as regulatory liabilities and totaled $491 million and $466 million at December 31, 2007 and 2006, respectively.

(11)	Risk Management

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices, principally natural gas and electricity. Interest rate risk exists on variable rate debt, commercial paper and future debt issuances. MidAmerican Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, futures, options, swaps and other over-the-counter agreements. The risk management process established by each business platform is designed to identify, assess, monitor, report, manage, and mitigate each of the various types of risk involved in its business. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Regulated electric	$6	$(9)	$(3)	$3	$-
Regulated gas	5	(19)	(14)	17	-
Nonregulated	13	(12)	1	-	(1)
Total	$24	$(40)	$(16)	$20	$(1)

Current	$22	$(38)	$(16)
Non-current	2	(2)	-
Total	$24	$(40)	$(16)

(1)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Regulated electric	$36	$(14)	$22	$(22)	$-
Regulated gas	2	(45)	(43)	36	-
Nonregulated	35	(56)	(21)	-	20
Total	$73	$(115)	$(42)	$14	$20

Current	$67	$(109)	$(42)
Non-current	6	(6)	-
Total	$73	$(115)	$(42)

(1)	Before income taxes.

Commodity Price Risk

MidAmerican Energy is subject to significant commodity risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity, and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. To mitigate a portion of the risk, MidAmerican Energy uses derivative instruments, including forwards, futures, options, swap and other over-the-counter agreements, to effectively secure future supply or sell future production at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives, that are probable of recovery in rates, are recorded as regulatory net assets or liabilities.

MidAmerican Energy also uses futures, options and swap agreements to economically hedge gas commodity prices for physical delivery to nonregulated customers. MidAmerican Energy also enters into forward physical supply contracts and swap agreements to economically hedge electricity commodity prices for physical delivery to nonregulated customers. Nonregulated retail physical electricity contracts are considered normal purchases or sales and gains and losses on such contracts are recognized when settled. All other nonregulated gas and electric contracts are recorded at fair value.

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales or operating expenses depending upon the nature of the item being hedged. Net unrealized gains and losses on hedges utilized for regulated purposes are generally recorded as regulatory assets and liabilities. For the year ended December 31, 2007, hedge ineffectiveness was insignificant. As of December 31, 2007, $1 million of pre-tax net unrealized gains are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

(12)	Income Taxes

MidAmerican Energy’s income tax expense (benefit) includes the following for the years ended December 31 (in millions):

	2007	2006	2005
Current:
Federal	$86	$91	$91
State	21	29	24
	107	120	115
Deferred:
Federal	33	12	7
State	(7)	(11)	(3)
	26	1	4

Investment tax credit, net	(3)	(3)	(4)
Total	$130	$118	$115

A reconciliation of the federal statutory income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2007	2006	2005

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	4	5	5
Renewable electricity production tax credits	(7)	(6)	(3)
Effects of ratemaking	(2)	(2)	(2)
Other	(1)	-	-
Effective federal and state income tax rate	28%	31%	34%

The Consolidated Balance Sheets included the following deferred income taxes as of December 31 (in millions):

	2007	2006
Deferred tax assets related to:
Regulatory liabilities	$144	$136
Revenue sharing	8	110
Employee benefits	48	51
Nuclear reserves and decommissioning	24	23
Unrealized losses, net	8	14
Fuel cost recoveries	8	5
Uncertain tax benefits	11	-
Other	27	21
	278	360

Deferred tax liabilities related to:
Depreciable property	(533)	(577)
Regulatory assets	(239)	(233)
Reacquired debt	(2)	(3)
Other	(10)	(10)
	(784)	(823)

Net deferred income tax liability	$(506)	$(463)

The net deferred income tax liability was reflected as follows on the Consolidated Balance Sheets as of December 31, (in millions).

	2007	2006

Current assets - other	$11	$8
Deferred income taxes	(517)	(471)
Net deferred income tax liability	$(506)	$(463)

MidAmerican Energy adopted FIN 48 effective January 1, 2007, and had $25 million of net unrecognized tax benefits. Of this amount, MidAmerican Energy recognized a net increase in the liability for unrecognized tax benefits of $11 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $1 million and deferred income tax liabilities of $9 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $14 million had been previously accrued under SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” Unrecognized tax benefits are included in other liabilities – other in the Consolidated Balance Sheet as of December 31, 2007.

As of December 31, 2007, net unrecognized tax benefits totaled $37 million, which included $19 million of tax positions that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy’s effective tax rate.

(13)	Non-Operating Other Income and Expense

Non-operating income - other income, as shown on the Consolidated Statements of Operations, includes primarily corporate-owned life insurance income totaling $7 million, $7 million and $5 million for 2007, 2006 and 2005, respectively.

Non-operating income - other expense consists primarily of items not recoverable from MidAmerican Energy’s regulated utility customers.

(14)	Rate Matters

The IUB has approved a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy.

The settlement agreements also each provide that revenues associated with Iowa retail electric returns on equity within specified ranges will be shared with customers and that the portion assigned to customers will be recorded as a regulatory liability.

The following table summarizes the ranges of Iowa electric returns on equity subject to revenue sharing under each settlement agreement, the percent of revenues within those ranges to be assigned to customers, and the method by which the liability to customers will be settled.

Date Approved by the IUB	Years Covered	Range of Iowa Electric Return on Equity Subject to Sharing	Customers’ Share of Revenues Within Range	Method to be Used to Settle Liability to Customers

December 21, 2001	2001 - 2005	12% - 14%	50%	Credits against the cost of
		Above 14%	83.33%	new generation plant in Iowa

October 17, 2003	2006 - 2010	11.75% - 13%	40%	Credits against the cost of
		13% - 14%	50%	new generation plant in Iowa
		Above 14%	83.3%

January 31, 2005	2011	Same as 2006 -2010		Credits to customer bills in 2012

April 18, 2006	2012	Same as 2006 -2010		Credits to customer bills in 2013

July 27, 2007	2013	Same as 2006 -2010 (1)		Credits against the cost of wind-powered generation projects covered by this agreement

(1)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that the amount to be shared with customers will be 83.3% of revenues associated with Iowa electric operating income in excess of returns on equity allowed by the IUB as a result of the rate case.

Under the 2007 settlement agreement, effective January 1, 2007, through December 31, 2013 (or December 31, 2012, in the event there is a rate increase in 2013), MidAmerican Energy has reduced its funding into the Quad Cities Station’s decommissioning trusts from the 2006 level of $8 million annually to a new level of $2 million annually. The difference will be used to reduce electric base rates in 2008 and 2009 for MidAmerican Energy’s residential customers in eastern and southern Iowa service territories previously served by two of MidAmerican Energy’s predecessor companies. To the extent the reduction in funding exceeds the annual amount needed to implement these rate reductions, as approved by the IUB, the excess will be used during the period 2007 through 2013 (or 2007 through 2012 in the event there is a rate increase in 2013), to reduce MidAmerican Energy’s investment in WSEC Unit 4.

The regulatory liabilities created by the settlement agreements have been and are currently recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. As a result of the credits applied to generating plant balances when the related plant is placed in service, depreciation expense is reduced over the life of the plant. On June 1, 2007, WSEC Unit 4 was placed in service. Accordingly, the January 1, 2007 balance of the revenue sharing liability, plus the related interest accrued in 2007, was applied against the cost of WSEC Unit 4 in utility plant in service.

The change in the balance of the regulatory liability is summarized as follows (in millions):

	2007	2006

Balance January 1	$259	$213
Current year revenue sharing	17	42
Interest costs	5	10
Amounts applied to utility plant in service	(264)	(6)
Balance December 31	$17	$259

(15)	Commitments and Contingencies

Environmental Matters

MidAmerican Energy is subject to numerous environmental laws, including the federal Clean Air Act, related air quality standards promulgated by the United States Environmental Protection Agency (“EPA”) and various state air quality laws; the Endangered Species Act, particularly as it relates to certain endangered species of fish; the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act and similar state laws relating to water quality. These laws have the potential for impacting MidAmerican Energy’s operations. Specifically, the Clean Air Act will likely continue to impact the operation of MidAmerican Energy’s generating facilities and will likely require MidAmerican Energy to reduce emissions from those facilities through the installation of additional or improved emission controls, the purchase of additional emission allowances, or some combination thereof. MidAmerican Energy believes it is in material compliance with current environmental requirements.

The EPA’s regulation of certain pollutants under the Clean Air Act, and its failure to regulate other pollutants, is being challenged by various lawsuits brought by both individual state attorney generals and environmental groups. To the extent that these actions may be successful in imposing additional and/or more stringent regulation of emissions on fossil-fueled facilities in general and MidAmerican Energy’s facilities in particular, such actions could significantly impact MidAmerican Energy’s fossil-fueled facilities and, therefore, its financial results.

Unconditional Purchase Obligations

MidAmerican Energy had the following unconditional purchase obligations as of December 31, 2007 (in millions):

	Minimum payments required for
						After
Contract type	2008	2009	2010	2011	2012	2012	Total
Coal and natural gas for generation	$132	$80	$62	$15	$14	$-	$303
Electric capacity	36	28	9	9	10	147	239
Pipeline transportation for gas operations	67	59	50	46	28	13	263
Operating leases, easements and maintenance contracts	16	11	10	9	6	98	150
	$251	$178	$131	$79	$58	$258	$955

Coal, Electric Capacity and Pipeline Transportation Commitments

MidAmerican Energy has coal supply and related transportation contracts for its coal-fired generating stations. The contracts have expiration dates ranging from 2008 to 2012. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract, which expires in 2012, for a natural gas-fired generating plant.

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements. The contracts have expiration dates ranging from 2008 to 2028.

MidAmerican Energy also has various natural gas supply and transportation contracts for its gas operations that have expiration dates ranging from 2008 to 2017.

Operating Leases, Easements and Maintenance Contracts

MidAmerican Energy has non-cancelable operating leases with expiration dates from 2008 to 2015 primarily for computer equipment, office space and rail cars. MidAmerican Energy also has non-cancelable easements for land in Iowa on which its wind-farm turbines are located, as well as non-cancelable maintenance contracts for the turbines. The easements have expiration dates from 2034 to 2057, and the maintenance contracts have expiration dates from 2008 to 2012. Payments on non-cancelable operating leases, easements and maintenance contracts totaled $15 million for 2007, $12 million for 2006 and $10 million for 2005.

Guarantees

MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. As of December 31, 2007, the maximum amount of such guarantees specified in these leases totaled $28 million. These guarantees are not reflected on the Consolidated Balance Sheets.

Other Commitments and Contingencies

MidAmerican Energy is involved in a number of legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on MidAmerican Energy’s financial results.

(16)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings and its domestic energy subsidiaries, other than PacifiCorp. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and certain union employees and final average pay formulas for most union employees. Salaried employees hired on or after January 1, 2008 are not eligible to participate in the pension plan. These salaried employees will be eligible to receive enhanced benefits under MidAmerican Energy’s defined contribution plan. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans (“SERP”) for certain active and retired participants.

MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings and its domestic energy subsidiaries, other than PacifiCorp. Under the plans, substantially all employees of the participating companies may become eligible for these benefits if they reach retirement age while working at their respective companies. The other postretirement benefit plan was amended for non-union employees on July 1, 2004, and substantially all union participants on July 1, 2006. As a result, non-union employees hired after June 30, 2004, and union employees hired after June 30, 2006, are not eligible for postretirement benefits other than pensions. The plan, as amended, provides retiree medical accounts for participants to which MidAmerican Energy makes fixed contributions until the employee’s retirement. Participants will use such accounts to pay a portion of their medical premiums during retirement. MidAmerican Energy retains the right to change these benefits anytime, subject to the provisions in its collective bargaining agreements. MidAmerican Energy has been allowed to recover accrued pension and other postretirement benefit costs in its electric and gas service rates.

MidAmerican Energy adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), as of December 31, 2006. Adoption of SFAS No. 158 resulted in the full recognition on the MidAmerican Energy’s Consolidated Balance Sheets of the funded status of its pension and postretirement plans.

MidAmerican Energy bills to and is reimbursed currently for affiliates’ share of the net periodic benefit costs from all plans in which such affiliates participate. In 2007, 2006 and 2005, MidAmerican Energy’s share of pension cost was $16 million, $18 million and $17 million, respectively. MidAmerican Energy’s share of other postretirement cost in 2007, 2006 and 2005 totaled $8 million, $14 million and $13 million, respectively. For purposes of calculating the expected return on pension plan assets, a market-related value is used. Market-related value is equal to fair value except for gains and losses on equity investments, which are amortized into market-related value on a straight-line basis over five years.

Net periodic benefit cost for the pension, including SERP, and other postretirement benefits plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2007	2006	2005	2007	2006	2005

Service cost	$27	$25	$26	$6	$7	$7
Interest cost	39	38	36	14	15	13
Expected return on plan assets	(43)	(38)	(38)	(14)	(10)	(10)
Net amortization	4	4	4	2	4	4
Net periodic benefit cost	$27	$29	$28	$8	$16	$14

The following table is a reconciliation of the fair value of plan assets as of December 31 (in millions):

	Pension		Other Postretirement
	2007	2006	2007	2006

Plan assets at fair value, beginning of year	$664	$613	$214	$191
Employer contributions	6	6	12	18
Participant contributions	-	-	9	9
Actual return on plan assets	57	82	10	16
Benefits paid and other	(52)	(37)	(20)	(20)
Plan assets at fair value, end of year	$675	$664	$225	$214

The SERP has no plan assets; however, MidAmerican Energy and MidAmerican Energy Holdings have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $119 million and $109 million as of December 31, 2007 and 2006, respectively, of which $80 million and $74 million was held by MidAmerican Energy as of December 31, 2007 and 2006, respectively, with the remainder held by MidAmerican Energy Holdings. These assets are not included in the plan assets in the above table. The portion of the pension projected benefit obligation, included in the table below, related to the SERP was $103 million and $107 million as of December 31, 2007 and 2006, respectively.

The following table is a reconciliation of the benefit obligation as of December 31 (in millions):

	Pension		Other Postretirement
	2007	2006	2007	2006

Benefit obligation, beginning of year	$704	$678	$258	$250
Service cost	27	25	6	7
Interest cost	39	38	14	15
Participant contributions	-	-	9	9
Plan change	-	4	-	(16)
Actuarial (gain) loss	(17)	(4)	(10)	13
Benefits paid and other	(52)	(37)	(20)	(20)
Benefit obligation, end of year	$701	$704	$257	$258
Accumulated benefit obligation, end of year	$641	$643

The SERP accumulated benefit obligation totaled $100 million and $103 million as of December 31, 2007 and 2006, respectively.

The funded status of the plans and the amounts recognized in the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2007	2006	2007	2006

Plan assets at fair value, end of year	$675	$664	$225	$214
Less - Benefit obligation, end of year	701	704	257	258
Funded status	$(26)	$(40)	$(32)	$(44)

Amounts recognized in the Consolidated Balance Sheets:
Other current liabilities	$(7)	$(7)	$-	$-
Other assets	77	67	-	-
Other liabilities	(96)	(100)	(32)	(44)
Amounts recognized	$(26)	$(40)	$(32)	$(44)

MidAmerican Energy sponsors pension and other postretirement plans on behalf of certain of its affiliates in addition to itself, and therefore, the portion of the funded status of the respective plans that has not yet been recognized in net periodic cost is attributable to multiple entities. Additionally, substantially all of MidAmerican Energy’s portion of such amounts is either refundable to or recoverable from its customers and is reflected as regulatory liabilities and regulatory assets. The portion of the funded status of the plans not yet recognized in net periodic cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2007	2006	2007	2006
Amounts not yet recognized as components of net periodic benefit cost:
Net loss (gain)	$(133)	$(100)	$27	$35
Prior service cost	8	10	(4)	(4)
Net transition obligation	-	-	3	3
Total	$(125)	$(90)	$26	$34

A reconciliation of amounts not yet recognized as components of net periodic benefit cost for the year ended December 31, 2007 is as follows (in millions):

	Regulatory Assets	Regulatory Liabilities	Receivables (Payables) with Affiliates	Total
Pension
Balance, beginning of year	$18	$(122)	$14	$(90)
Net gain during the year	(2)	(26)	(3)	(31)
Net amortization	(2)	-	(2)	(4)
Total	(4)	(26)	(5)	(35)
Balance, end of year	$14	$(148)	$9	$(125)

	Regulatory Assets	Receivables (Payables) with Affiliates	Deferred Income Taxes	Total
Other Postretirement
Balance, beginning of year	$27	$(17)	$24	$34
Net loss (gain) during the year	(7)	2	(1)	(6)
Net amortization	(2)	-	-	(2)
Total	(9)	2	(1)	(8)
Balance, end of year	$18	$(15)	$23	$26

The net (gain) loss, prior service cost (credit) and transition obligation that will be amortized in 2008 into net periodic benefit cost are estimated to be as follows (in millions):

	Net (Gain) Loss	Prior Service Cost (Credit)	Net Transition Obligation	Total

Pension	$(2)	$3	$-	$1
Other postretirement	1	(1)	1	1

Plan Assumptions

Assumptions used to determine benefit obligations as of December 31 and net benefit cost for the years ended December 31 were as follows:

	Pension			Other Postretirement
	2007	2006	2005	2007	2006	2005

Benefit obligations as of December 31:
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Rate of compensation increase	4.50%	4.50%	5.00%	N/A	N/A	N/A

Net benefit cost for the years ended December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets (1)	7.50%	7.00%	7.00%	7.50%	7.00%	7.00%
Rate of compensation increase	4.50%	5.00%	5.00%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 6.19% for 2007 and 4.27% for 2006 and 2005.

	2007	2006

Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	9.00%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2016	2010

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	Increase (Decrease)
	One Percentage-Point	One Percentage-Point
	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on other postretirement benefit obligation	17	(15)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement plans are expected to be $7 million and $14 million, respectively, for 2008. MidAmerican Energy’s policy is to contribute the minimum required amount to the pension plan and the net periodic cost to its other postretirement plans. Funding to the established pension trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act and the Pension Protection Act of 2006. The Pension Protection Act of 2006 changes funding rules beginning in 2008 and may have the effect of making minimum pension funding requirements more volatile than they have been historically. Accordingly, MidAmerican Energy continually evaluates its funding strategies.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreements. MidAmerican Energy’s expected benefit payments to participants from its pension and other postretirement plans for 2008 through 2012 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
		Other Postretirement
	Pension	Gross	Medicare Subsidy	Net of Subsidy

2008	$50	$16	$3	$13
2009	53	18	3	15
2010	42	19	3	16
2011	45	21	3	18
2012	49	22	4	18
2013-17	293	132	22	110

Investment Policy and Asset Allocation

MidAmerican Energy’s investment policy for its pension and other postretirement plans is to balance risk and return through a diversified portfolio of equity securities, fixed income securities and other alternative investments. Asset allocation for the pension and other postretirement plans are as indicated in the tables below. Maturities for fixed income securities are managed to targets consistent with prudent risk tolerances. Sufficient liquidity is maintained to meet near-term benefit payment obligations. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the MidAmerican Energy Pension and Employee Benefits Plans Administrative Committee (“Administrative Committee”). The weighted average return on assets assumption is based on historical performance for the types of assets in which the plans invest.

MidAmerican Energy’s pension plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2007	2006	Range

Equity securities	69%	70%	65-75%
Debt securities	24	24	20-30
Real estate	5	5	0-10
Other	2	1	0-5
Total	100%	100%

MidAmerican Energy’s other postretirement benefit plan asset allocation as of December 31, was as follows:

	Percentage of Plan Assets
			Target
	2007	2006	Range

Equity securities	52%	52%	60-80%
Debt securities	46	47	25-35
Other	2	1	0-5
Total	100%	100%

New target ranges for MidAmerican Energy’s other postretirement benefit plan assets were approved by the Administrative Committee in December 2007. No rebalancing took place before December 31, 2007.

MidAmerican Energy sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. MidAmerican Energy’s contributions vary depending on the plan but are based primarily on each participant’s level of contribution and cannot exceed the maximum allowable for tax purposes. Total MidAmerican Energy contributions were $10 million, $10 million and $9 million for 2007, 2006 and 2005, respectively.

(17)	Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, notes payable and short-term investments approximates fair value because of the short-term maturity or frequent remarketing of these instruments. Quad Cities Station nuclear decommissioning trust funds are carried at fair value, most of which are based on quoted market prices of the investments held by the fund.

The fair value of MidAmerican Energy’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Energy for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of MidAmerican Energy’s long-term debt, including the current portion, as of December 31 (in millions):

	2007	2006

Carrying amount	$2,471	$1,821
Estimated fair value	2,519	1,835

(18)	Segment Information

MidAmerican Energy has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Due to growth in revenue from nonregulated retail electric sales in 2007, a nonregulated energy business segment has been established. No change to previously reported amounts for the regulated electric and regulated gas segments resulted from the addition of the nonregulated energy segment. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
	2007	2006	2005
Segment Profit Information
Operating revenues:
Regulated electric	$1,934	$1,779	$1,513
Regulated gas	1,174	1,112	1,323
Nonregulated energy	1,150	557	324
Total	$4,258	$3,448	$3,160

Depreciation and amortization expense:
Regulated electric	$236	$243	$237
Regulated gas	32	31	30
Nonregulated energy (a)	1	1	2
Total	$269	$275	$269

Operating income:
Regulated electric	$398	$372	$334
Regulated gas	53	36	39
Nonregulated energy	62	13	8
Total	$513	$421	$381

Interest and dividend income:
Regulated electric	$8	$7	$5
Regulated gas	1	2	1
Total	$9	$9	$6

Fixed charges and preferred dividends:
Regulated electric	$98	$77	$69
Regulated gas	16	13	10
Total	$114	$90	$79

Income taxes:
Regulated electric	$91	$105	$101
Regulated gas	16	10	11
Nonregulated energy	23	3	3
Total	$130	$118	$115

Earnings on common stock:
Regulated electric	$263	$238	$194
Regulated gas	25	18	22
Nonregulated energy	37	9	4
Total	$325	$265	$220

	As of December 31,
	2007	2006	2005

Segment Asset Information
Capital expenditures:
Regulated electric	$1,159	$770	$714
Regulated gas	61	49	52
Nonregulated energy	1	-	2
Total	$1,221	$819	$768

Total assets:
Regulated electric	$6,110	$5,485	$4,699
Regulated gas	938	923	1,053
Nonregulated energy	203	102	112
Total	$7,251	$6,510	$5,864

(a)
Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in nonregulated operating expense – other on the Consolidated Statements of Operations.

(19)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including MidAmerican Energy Holdings and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal and accounting functions. The amount of such reimbursements was $63 million, $71 million and $52 million for 2007, 2006 and 2005, respectively.

MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $12 million, $9 million and $16 million in 2007, 2006 and 2005, respectively, for its share of corporate expenses.

Northern Natural Gas Company (“NNG”), a wholly owned subsidiary of MidAmerican Energy Holdings, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy’s net purchases of natural gas transportation and storage capacity from NNG totaled $51 million in 2007, $52 million in 2006 and $53 million in 2005.

MidAmerican Energy had accounts receivable from affiliates of $6 million and $11 million as of December 31, 2007 and 2006, respectively, that are included in receivables on the Consolidated Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $8 million and $9 million as of December 31, 2007 and 2006, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Energy paid common dividends totaling $50 million to MHC in 2006.

On December 31, 2006, MidAmerican Energy adopted SFAS No. 158 and recognized the full amount of the funded status for its pension and postretirement plans. The funded status of such plans attributable to MidAmerican Energy’s affiliates that had not previously been recognized through income was recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $12 million and $16 million as of December 31, 2007 and 2006, respectively, and similar amounts payable to affiliates totaled $19 million as of both December 31, 2007 and 2006. See Note 16 for further information pertaining to pension and postretirement accounting.

(20)	Unaudited Quarterly Operating Results

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenues	$1,236	$969	$982	$1,071
Operating income	145	113	171	84
Net income	92	74	110	50
Earnings on common stock	92	73	110	50

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenues	$1,041	$760	$766	$881
Operating income	135	79	129	78
Net income	87	46	84	49
Earnings on common stock	87	45	84	49

Quarterly data reflect seasonal variations common to a Midwest utility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2008

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	As of December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$7,473	$6,366
Gas	1,086	1,031
	8,559	7,397
Accumulated depreciation and amortization	(3,237)	(3,261)
	5,322	4,136
Construction work in progress	386	867
	5,708	5,003
Current Assets
Cash and cash equivalents	12	9
Short-term investments	-	15
Receivables, less allowances of $9 and $10, respectively	490	391
Inventories	133	113
Other	40	163
	675	691
Other Assets
Investments and nonregulated property, net	494	427
Goodwill	1,270	1,270
Regulatory assets	268	273
Other	129	130
	2,161	2,100
Total Assets	$8,544	$7,794

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$2,825	$2,514
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	3,170	2,519
	6,025	5,063
Current Liabilities
Notes payable	86	-
Note payable to affiliate	33	3
Current portion of long-term debt	1	2
Accounts payable	408	493
Taxes accrued	86	98
Interest accrued	57	48
Other	76	172
	747	816
Other Liabilities
Deferred income taxes	509	468
Investment tax credits	38	41
Asset retirement obligations	182	173
Regulatory liabilities	793	989
Other	250	244
	1,772	1,915
Total Capitalization and Liabilities	$8,544	$7,794

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues
Regulated electric	$1,934	$1,779	$1,513
Regulated gas	1,174	1,112	1,323
Nonregulated	1,159	562	330
	4,267	3,453	3,166
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	741	672	477
Cost of gas sold	937	888	1,098
Other operating expenses	419	402	381
Maintenance	201	156	151
Depreciation and amortization	268	274	267
Property and other taxes	98	97	95
	2,664	2,489	2,469
Nonregulated:
Cost of sales	1,063	523	293
Other	26	20	23
	1,089	543	316
Total operating expenses	3,753	3,032	2,785

Operating Income	514	421	381

Non-Operating Income
Interest and dividend income	10	10	6
Allowance for equity funds	41	37	24
Other income	11	63	23
Other expense	(3)	(8)	(20)
	59	102	33

Fixed Charges
Interest on long-term debt	169	141	128
Other interest expense	10	14	10
Preferred dividends of subsidiaries	1	1	1
Allowance for borrowed funds	(18)	(16)	(11)
	162	140	128

Income Before Income Taxes	411	383	286
Income Taxes	111	95	91

Net Income	$300	$288	$195

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2007	2006	2005

Net Income	$300	$288	$195

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	-	32	1
Income tax (expense) benefit	-	(11)	-
	-	21	1
Less realized gains (losses) reflected in net income during period-
Before income taxes	-	32	1
Income tax (expense) benefit	-	(11)	-
	-	21	1

Net unrealized gains (losses)	-	-	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	20	(22)	-
Income tax benefit	(8)	9	-
	12	(13)	-
Less realized gains (losses) reflected in net income during period-
Before income taxes	(1)	(2)	-
Income tax (expense) benefit	-	1	-
	(1)	(1)	-

Net unrealized gains (losses)	13	(12)	-

Minimum pension liability adjustment:
Before income taxes	-	-	(5)
Income tax (expense) benefit	-	-	2
	-	-	(3)

Other comprehensive income (loss)	13	(12)	(3)

Comprehensive Income	$313	$276	$192

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2007	2006	2005
Net Cash Flows From Operating Activities
Net income	$300	$288	$195
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	269	275	269
Deferred income taxes and investment tax credit, net	23	(3)	(16)
Amortization of other assets and liabilities	28	21	26
Gain on sale of securities, assets and other investments	-	(43)	(14)
Loss from impairment of assets and other investments	-	-	16
Impact of changes in working capital-
Receivables, net	(99)	68	(118)
Inventories	(20)	(28)	5
Accounts payable	99	(81)	91
Taxes accrued	-	(7)	(7)
Other current assets and liabilities	1	34	(8)
Other, net	(31)	(8)	(15)
Net cash provided by operating activities	570	516	424

Net Cash Flows From Investing Activities
Utility construction expenditures	(1,298)	(758)	(699)
Proceeds from sale of assets and other investments	-	17	15
Purchases of available-for-sale securities	(432)	(853)	(563)
Proceeds from sales of available-for-sale securities	395	878	566
Other, net	8	9	7
Net cash used in investing activities	(1,327)	(707)	(674)

Net Cash Flows From Financing Activities
Issuance of long-term debt, net	646	346	297
Retirement of long-term debt	(2)	(161)	(91)
Note payable to affiliate	30	(51)	23
Net increase in notes payable	86	-	-
Other, net	-	(5)	4
Net cash provided by financing activities	760	129	233

Net Increase (Decrease) in Cash and Cash Equivalents	3	(62)	(17)
Cash and Cash Equivalents at Beginning of Year	9	71	88
Cash and Cash Equivalents at End of Year	$12	$9	$71

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$145	$107	$115
Income taxes paid	$92	$107	$118
The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In millions, except share amounts)

	As of December 31,
	2007		2006
Member’s Equity
Paid-in capital	$1,670		$1,670
Retained earnings	1,154		856
Accumulated other comprehensive income, net:
Unrealized gain (loss) on cash flow hedges	1		(12)
	2,825	46.9%	2,514	49.6%
MidAmerican Energy Preferred Securities
(100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
	30	0.5%	30	0.6%
Long-Term Debt, Excluding Current Portion
MidAmerican Energy:
Pollution control revenue obligations -
5.95% Series, due 2023 (general mortgage bond-secured)	29		29
Variable rate series (2007- 3.51%, 2006- 3.97%) -
Due 2016 and 2017	37		37
Due 2023 (general mortgage bond-secured)	28		28
Due 2023	7		7
Due 2024	35		35
Due 2025	13		13
Notes -
5.65% Series, due 2012	400		-
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		-
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligation under capital leases	2		1
Unamortized debt premium and discount, net	(6)		(6)
Total MidAmerican Energy	2,470	41.0%	1,819	36.0%
MidAmerican Funding parent:
6.339% Senior secured notes due 2009	175		175
6.75% Senior secured notes due 2011	200		200
6.927% Senior secured notes due 2029	325		325
Total MidAmerican Funding parent	700	11.6%	700	13.8%
	3,170	52.6%	2,519	49.8%
Total Capitalization	$6,025	100.0%	$5,063	100.0%

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In millions)

	Years Ended December 31,
	2007	2006	2005

Beginning of Year	$856	$568	$373
Adoption of FASB Interpretation No. 48	(2)	-	-
Net Income	300	288	195

End of Year	$1,154	$856	$568

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holdings is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). MidAmerican Funding’s direct wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for significant accounting policies of MidAmerican Funding.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of MidAmerican Funding and the subsidiaries in which it holds a controlling financial interest. All intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Goodwill

Goodwill represents the difference between the purchase cost and the fair value of the net assets acquired when MidAmerican Funding purchased MHC. Goodwill is allocated to each reporting unit and is tested for impairment using a variety of methods, principally discounted projected future net cash flows, at least annually and impairments, if any, are charged to earnings. MidAmerican Funding completed its annual review as of October 31, 2007. Key assumptions used in the testing include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, MidAmerican Funding incorporates current market information as well as historical factors.

MidAmerican Funding records goodwill adjustments for changes in the estimates of or the settlement of tax bases of acquired assets, liabilities and carry-forwards and items relating to acquired entities’ prior income tax returns.

(3)	Jointly Owned Utility Plant

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(4)	Inventories

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2007	2006

Nuclear decommissioning trusts	$276	$259
Rabbi trusts	141	129
Auction rate securities	40	-
MidAmerican Energy non-utility property, net of accumulated depreciation of $6 and $5, respectively	16	17
Coal transportation property, net of accumulated depreciation of $3 and $3, respectively	9	9
Equipment leases	5	6
Real estate, net of accumulated depreciation of $1 and $1, respectively	4	5
Other	3	2
Total	$494	$427

General

Investments held by the nuclear decommissioning trusts for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to regulatory liabilities on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning Quad Cities Station.

The investment in rabbi trusts represents the cash surrender value of corporate-owned life insurance policies on certain key executives and the fair value of other related investments. The rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts.

MidAmerican Energy has invested in AAA-rated interest bearing auction rate securities with remaining maturities of 9 to 28 years. These auction rate securities normally provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days or less. Interest on these securities has been paid on the scheduled auction dates. During the third and fourth quarters of 2007, auctions for the $40 million of MidAmerican Energy’s investments in auction rate securities failed. The failures resulted in the interest rate on these investments resetting at higher levels. Although there is no current liquid market for the auction rate securities, MidAmerican Energy believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest, has not materially deteriorated. Therefore, the fair value of these investments approximates the carrying amount as of December 31, 2007. Historically, given the liquidity created by the auctions, auction rate securities were presented in current assets as short-term investments on the Consolidated Balance Sheet. Given the failed auctions, it is uncertain if MidAmerican Energy’s auction rate securities will be sold within the next twelve months. Accordingly, the entire amount of such remaining balance has been classified as investments and nonregulated property, net on the Consolidated Balance Sheet as of December 31, 2007.

MidAmerican Energy non-utility property includes computer software, land and other assets not recoverable for regulated utility purposes. In 2006, MidAmerican Energy constructed $9 million of currently non-recoverable utility transmission assets, which are being depreciated over 55 years. Other depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

The coal transportation property is owned and operated by CBEC Railway Inc., a subsidiary of MidAmerican Energy. The property is depreciated on a straight-line basis over 37 years.

Equipment leases as of December 31, 2007, which are accounted for as leveraged leases and held by InterCoast Capital, consist primarily of a 7% undivided interest in an electric generating station leased to a utility located in Arizona. That lease terminates in 2015 and had a carrying pre-tax value of $5 million as of December 31, 2007 and 2006. The investment is exposed to the credit risk of the lessee.

The investment in real estate includes primarily Dakota Dunes, a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2007, 57% of the development available for sale had been sold.

Investments in Debt and Equity Securities

Substantially all of MidAmerican Funding’s investments in debt and equity securities, other than auction rate securities, consist of the investments in the Quad Cities Station nuclear decommissioning trusts. Refer to Note 17 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional discussion of the nuclear decommissioning trusts. The amortized cost, gross unrealized gains and losses and estimated fair value of MidAmerican Funding’s investments in debt and equity securities as of December 31 were as follows (in millions):

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$91	$63	$(4)	$150
Municipal bonds	27	1	-	28
U. S. Government securities	59	3	-	62
Corporate securities	35	1	-	36
	$212	$68	$(4)	$276

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$89	$57	$(1)	$145
Municipal bonds	24	-	-	24
U. S. Government securities	54	-	-	54
Corporate securities	34	1	-	35
Cash equivalents	1	-	-	1
	$202	$58	$(1)	$259

As of December 31, 2007, the debt securities held by the Quad Cities Station nuclear decommissioning trusts had the following maturities (in millions):

	Available-For-Sale
	Amortized	Fair
	Cost	Value

Within 1 year	$3	$3
1 through 5 years	44	45
5 through 10 years	30	32
Over 10 years	44	46

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities are shown in the following table (in thousands). Realized gains and losses in the Quad Cities Station nuclear decommissioning trusts are recorded in the regulatory liability related to the Quad Cities Station asset retirement obligation and do not impact earnings. Realized gains and losses are determined by specific identification. Refer to Note 13 for a discussion of the sale of marketable securities in 2006 resulting in a $28 million gain.

	Years Ended December 31,
	2007	2006	2005

Proceeds from sales	$128	$187	$92
Gross realized gains	4	32	3
Gross realized losses	(2)	(2)	(2)

(6)	Regulatory Assets and Liabilities

Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(7)	Preferred Securities

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(8)	Long-Term Debt

MidAmerican Funding’s annual sinking fund requirements and maturities of long-term debt for the next five years are $1 million for 2008, $175 million for 2009, $- for 2010, $200 million for 2011 and $400 million for 2012. Refer to MidAmerican Funding’s Consolidated Statements of Capitalization for detail of long-term debt.

MidAmerican Energy’s Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 2007 and 2006. MidAmerican Energy maintains a revolving credit facility agreement to provide liquidity for holders of these issues.

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds were used by MidAmerican Energy to pay construction costs of its interest in WSEC Unit 4 and its wind projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

The indenture pertaining to MidAmerican Energy’s unsecured senior notes provides that if MidAmerican Energy were to issue secured debt in the future, then such unsecured senior notes, as may then be existing, would equally and ratably be secured thereby. As of December 31, 2007, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC. See Item 15(c) for the Consolidated Financial Statements of MHC Inc. and subsidiaries. The notes and bonds:

•	are the direct senior secured obligations of MidAmerican Funding;

•	rank on an equal basis with all of MidAmerican Funding’s other existing and future senior obligations;

•	rank senior to all of MidAmerican Funding’s existing and future subordinated indebtedness; and

•
effectively rank junior to all indebtedness and other liabilities, including preferred stock, of the direct and indirect subsidiaries of MidAmerican Funding, to the extent of the assets of these subsidiaries.

MidAmerican Funding may redeem any series of the notes and bonds in whole or in part at any time at a redemption price equal to the sum of:

•	the greater of the following:

(1)	100% of the principal amount of the series being redeemed; and

(2)
the sum of the present values of the remaining scheduled payments of principal and interest on the series being redeemed, discounted to the date of redemption on a semiannual basis at the treasury yield plus (x) 15 basis points in the case of the 2009 notes (y) 20 basis points in the case of the 2011 notes , or (z) 25 basis points in the case of the 2029 Bonds; plus

•	accrued and unpaid interest on the securities being redeemed to the date of redemption.

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999. At that time, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2007, MidAmerican Energy’s common equity ratio was 50% computed on a basis consistent with its commitment.

As of December 31, 2007, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

Each of MidAmerican Funding’s direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Funding and its other subsidiaries. It should not be assumed that any asset of any subsidiary of MidAmerican Funding will be available to satisfy the obligations of MidAmerican Funding or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican Funding, one of its subsidiaries or affiliates thereof.

(9)	Short-Term Borrowings

Interim financing of working capital needs and the construction program may be obtained with unaffiliated parties from the sale of commercial paper or short-term borrowing from banks.

MidAmerican Energy has a $500 million revolving credit facility expiring in July 2012, which supports its $380 million commercial paper program and its variable rate pollution control revenue obligations. The credit facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus 0.115% that varies based on MidAmerican Energy’s credit ratings for its senior unsecured long-term debt securities. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1.0 as of the last day of any quarter. In addition, MidAmerican Energy has a $5 million line of credit, which expires in June 2008 and has a variable interest rate based on LIBOR plus 0.25%. As of December 31, 2007, MidAmerican Energy had $86 million of commercial paper outstanding at a weighted average interest rate of 4.46%. The remaining amount of the revolving credit facility and the full amount of the line of credit was available. MHC has a $4 million line of credit, expiring in June 2008, under which zero was outstanding at December 31, 2007. As of December 31, 2007, MidAmerican Funding and its subsidiaries were in compliance with all covenants related to their respective short-term borrowings. MidAmerican Energy has authority from the FERC to issue through April 14, 2009, short-term debt in the form of commercial paper and bank notes aggregating $800 million.

(10)	Asset Retirement Obligations

Refer to Note 10 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(11)	Risk Management

Refer to Note 11 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(12)	Income Taxes

MidAmerican Funding’s income tax expense (benefit) includes the following for the years ended December 31 (in millions):

	2007	2006	2005
Current:
Federal	$73	$91	$87
State	15	7	20
	88	98	107
Deferred:
Federal	33	10	(9)
State	(7)	(10)	(3)
	26	-	(12)

Investment tax credit, net	(3)	(3)	(4)
Total	$111	$95	$91

A reconciliation of the federal statutory income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2007	2006	2005

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	5	5	5
Renewable electricity production tax credits	(7)	(6)	(4)
Effects of ratemaking	(3)	(2)	(2)
Resolution of potential tax matter	-	(5)	-
Other	(2)	(1)	(1)
Effective federal and state income tax rate	27%	25%	32%

The Consolidated Balance Sheets included the following deferred income taxes as of December 31 (in millions):

	2007	2006

Deferred tax assets related to:
Regulatory liabilities	$144	$136
Revenue sharing	8	110
Employee benefits	48	51
Nuclear reserves and decommissioning	24	23
Unrealized losses, net	17	23
Fuel cost recoveries	8	5
Uncertain tax benefits	14	-
Other	34	29
	297	377

Deferred tax liabilities related to:
Depreciable property	(544)	(590)
Regulatory assets	(239)	(233)
Reacquired debt	(2)	(3)
Other	(10)	(10)
	(795)	(836)

Net deferred income tax liability	$(498)	$(459)

The net deferred income tax liability was reflected as follows on the Consolidated Balance Sheets as of December 31, (in millions).

	2007	2006

Current assets – other	$11	$9
Deferred income taxes	(509)	(468)
Net deferred income tax liability	$(498)	$(459)

MidAmerican Funding adopted FIN 48 effective January 1, 2007, and had $33 million of net unrecognized tax benefits. Of this amount, MidAmerican Funding recognized a net increase in the liability for unrecognized tax benefits of $16 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $2 million and deferred income tax liabilities of $13 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $17 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” Unrecognized tax benefits are included in other liabilities – other in the Consolidated Balance Sheet.

As of December 31, 2007, net unrecognized tax benefits totaled $44 million, which included $24 million of tax positions that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding’s effective tax rate.

(13)	Non-Operating Other Income and Expense

Non-operating income - other income and other expense as shown on the Consolidated Statements of Operations include the following for the years ended December 31 (in millions):

	2007	2006	2005
Other income:
Marketable securities gains	$-	$32	$4
Gains on sales of assets and other investments	-	15	10
Corporate-owned life insurance income	7	7	5
Income from energy projects and venture capital investments	-	5	1
Other	4	4	3
Total	$11	$63	$23

Marketable securities gains includes gains of $28 million in 2006 and $3 million in 2005 from the sale of the common shares MidAmerican Funding held of an electronic energy and metals trading exchange. Additionally, 2006 includes $4 million for a gain recognized when MidAmerican Funding donated its remaining shares in the company to a charitable foundation. An offsetting other expense, shown below, was also recognized for the donation.

Gains on the sales of assets and other investments, net in 2006 includes an $8 million gain on the sale of MidAmerican Funding’s non-controlling interest in a nonregulated gas-fired cogeneration plant and a $7 million gain on the sale of a commercial passenger aircraft. Gains on sales of assets and other investments, net in 2005 reflects gains on the sales of two nonstrategic, passive investments.

Income from energy projects and venture capital investments for 2006 is due to changes in a financing arrangement related to a nonstrategic investment in a hydroelectric generating plant.

	2007	2006	2005

Other expense:
Donation of investment in marketable securities	$-	$4	$-
Write-down of impaired airplane leases	-	-	16
Other - primarily items not recoverable from MidAmerican Energy’s regulated utility customers	3	4	4
Total	$3	$8	$20

The write-downs of impaired airplane leases relate to MidAmerican Funding’s previous investments in commercial passenger aircraft leased to major domestic airlines. During 2005, the airline industry continued to deteriorate and two major airline carriers filed for bankruptcy. MidAmerican Funding evaluated its investments in commercial passenger aircraft and recognized the losses for other-than-temporary impairments of those investments.

(14)	Rate Matters

Refer to Note 14 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

(15)	Commitments and Contingencies

Refer to Note 15 of MidAmerican Energy’s Notes to Consolidated Financial Statements.

Other Commitments and Contingencies

MidAmerican Funding is involved in a number of legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on MidAmerican Funding’s financial results.

(16)	Employee Benefit Plans

Refer to Note 16 of MidAmerican Energy’s Notes to Consolidated Financial Statements for additional information regarding MidAmerican Funding’s pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2007	2006	2005

Pension costs	$11	$11	$11
Other postretirement costs	-	2	2

(17)	Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, notes payable and short-term investments approximates fair value because of the short-term maturity or frequent remarketing of these instruments. Quad Cities Station nuclear decommissioning trust funds and other marketable securities are carried at fair value, most of which are based on quoted market prices.

The fair value of equity investments carried at cost is based on an estimate of MidAmerican Funding’s share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from these investments. The fair value of MidAmerican Funding’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Energy for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in millions):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial instruments owned:
Equity investments carried at cost	$2	$3	$1	$1

Financial instruments issued:
Long-term debt, including current portion	$3,171	$3,274	$2,521	$2,589

(18)	Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Due to growth in revenue from nonregulated retail electric sales in 2007, a nonregulated energy business segment has been established. No change to previously reported amounts for the regulated electric and regulated gas segments resulted from the addition of the nonregulated energy segment. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Funding allocators most related to the nature of the cost. “Other” in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
Segment Profit Information	2007	2006	2005
Operating revenues:
Regulated electric	$1,934	$1,779	$1,513
Regulated gas	1,174	1,112	1,323
Nonregulated energy	1,150	557	324
Other	9	5	6
Total	$4,267	$3,453	$3,166

Depreciation and amortization expense:
Regulated electric	$236	$243	$237
Regulated gas	32	31	30
Nonregulated energy(a)	1	1	2
Total	$269	$275	$269

Operating income:
Regulated electric	$398	$372	$334
Regulated gas	53	36	39
Nonregulated energy	62	13	8
Other	1	-	-
Total	$514	$421	$381

Interest and dividend income:
Regulated electric	$8	$7	$5
Regulated gas	1	2	1
Other	3	3	1
Total	12	12	7
Eliminations	(2)	(2)	(1)
Consolidated	$10	$10	$6

Fixed charges:
Regulated electric	$98	$77	$69
Regulated gas	16	13	10
Other	51	52	50
Total	165	142	129
Eliminations	(3)	(2)	(1)
Consolidated	$162	$140	$128

Income taxes:
Regulated electric	$91	$105	$101
Regulated gas	16	10	11
Nonregulated energy	23	3	3
Other	(19)	(23)	(24)
Total	$111	$95	$91

Net income:
Regulated electric	$263	$238	$194
Regulated gas	25	18	22
Nonregulated energy	37	9	4
Other	(25)	23	(25)
Total	$300	$288	$195

	As of December 31,
Segment Asset Information	2007	2006	2005
Capital expenditures:
Regulated electric	$1,159	$770	$714
Regulated gas	61	49	52
Nonregulated energy	1	-	2
Other	1	1	-
Total	$1,222	$820	$768

Total assets:
Regulated electric	$7,301	$6,676	$5,887
Regulated gas	1,017	1,002	1,131
Nonregulated energy	203	102	112
Other	23	14	27
Total	$8,544	$7,794	$7,157

(a)
Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in nonregulated operating expense – other on the Consolidated Statements of Operations.

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MidAmerican Funding’s annual goodwill impairment test completed as of October 31, 2007, no impairment was indicated for goodwill. In 2006, MidAmerican Funding adjusted goodwill for a change in related deferred income taxes due to resolution of tax issues existing at the time of purchase.

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2006 (in millions):

	Regulated	Regulated
	Electric	Gas	Total

Balance at January 1, 2006	$1,188	$78	$1,266
Income tax adjustment	3	1	4
Balance at December 31, 2006 and 2007	$1,191	$79	$1,270

(19)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including MidAmerican Energy Holdings and its subsidiaries. The basis for the following transaction is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $56 million, $62 million and $49 million for 2007, 2006 and 2005, respectively.

MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $12 million, $9 million and $16 million in 2007, 2006 and 2005, respectively, for its allocated share of corporate expenses.

Northern Natural Gas Company (“NNG”), a subsidiary of MidAmerican Energy Holdings, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy had net purchases of natural gas transportation and storage capacity from NNG totaling $51 million in 2007, $52 million in 2006 and $53 million in 2005.

MHC has a $200 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus 25 basis points to borrow from MidAmerican Energy Holdings. Outstanding balances are unsecured and due on demand. The outstanding balance was $33 million at an interest rate of 5.496% as of December 31, 2007, and $3 million at an interest rate of 5.60% as of December 31, 2006, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MidAmerican Energy Holdings has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus 25 basis points, to borrow from MHC. Outstanding balances are unsecured and due on demand. The outstanding balance was zero throughout 2007 and 2006.

MidAmerican Funding had accounts receivable from affiliates of $10 million as of December 31, 2007 and 2006, included in receivables on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $7 million as of December 31, 2007 and 2006, included in accounts payable on the Consolidated Balance Sheets.

In 2006, MHC received dividends totaling $50 million from MidAmerican Energy.

On December 31, 2006, MidAmerican Funding adopted SFAS No. 158 and recognized the full amount of the funded status for its pension and postretirement plans. The funded status of such plans attributable to MidAmerican Funding’s affiliates that had not previously been recognized through income was recognized as an intercompany balance with such affiliates. MidAmerican Funding will adjust these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $12 million and $16 million as of December 31, 2007 and 2006, respectively, and similar amounts payable to affiliates totaled $19 million as of December 31, 2007 and 2006. See Note 16 for further information pertaining to pension and postretirement accounting.

The indenture pertaining to MidAmerican Funding’s long-term debt restricts MidAmerican Funding from paying a distribution on its equity securities, unless after making such distribution either its debt to total capital ratio does not exceed 0.67:1 and its interest coverage ratio is not less than 2.2:1 or its senior secured long term-debt rating is at least BBB or its equivalent. MidAmerican Funding may seek a release from this restriction upon delivery to the indenture trustee of written confirmation from the ratings agencies that without this restriction MidAmerican Funding’s senior secured long-term debt would be rated at least BBB+.

(20)	Unaudited Quarterly Operating Results

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenues	$1,237	$971	$985	$1,074
Operating income	145	113	171	85
Net income	85	66	104	45

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenues	$1,042	$761	$767	$883
Operating income	134	79	130	78
Net income	87	57	79	65

Quarterly data reflect seasonal variations common to a Midwest utility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, MidAmerican Energy and MidAmerican Funding each carried out an evaluation, under the supervision and with the participation of their respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of their respective disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, each company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that their respective disclosure controls and procedures are effective in timely alerting them to material information relating to MidAmerican Funding or MidAmerican Energy, respectively, required to be included in their respective periodic SEC filings. There has been no change in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, their respective internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (MidAmerican Energy or MidAmerican Funding, as applicable) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

MidAmerican Energy Company	MidAmerican Funding, LLC
February 21, 2008	February 21, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table shows MidAmerican Funding’s (consolidated) and MidAmerican Energy’s fees paid or accrued for audit or audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for each of the last two years (in millions):

	MidAmerican Funding		MidAmerican Energy
	2007	2006	2007	2006

Audit fees (1)	$0.9	$0.9	$0.8	$0.7
Audit-related fees (2)	0.1	0.1	0.1	0.1
Tax fees (3)	0.3	0.3	0.3	0.3
All other fees	-	-	-	-
Total aggregate fees billed	$1.3	$1.3	$1.2	$1.1

(1)
Audit fees include fees for the audit of MidAmerican Funding’s and MidAmerican Energy’s consolidated financial statements and interim reviews of their quarterly financial statements, audit services provided in connection with required statutory audits, and comfort letters, consents and other services related to SEC matters.

(2)
Audit-related fees primarily include fees for assurance and related services for any other statutory or regulatory requirements, audits of certain employee benefit plans and consultations on various accounting and reporting matters.

(3)
Tax fees include fees for services relating to tax compliance, tax planning and tax advice. These services include assistance regarding federal and state tax compliance, tax return preparation and tax audits.

The audit committee of MidAmerican Energy Holdings reviewed and approved the services rendered by the Deloitte Entities in and for fiscal 2007 as set forth in the above table and concluded that the non-audit services were compatible with maintaining the principal accountant’s independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the principal accountant require approval in advance by the audit committee in order to assure that such services do not impair the principal accountant’s independence from MidAmerican Funding and MidAmerican Energy. Accordingly, the audit committee has an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the principal accountant are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the principal accountant. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee prior to being performed. The Policy does not delegate to management the audit committee’s responsibilities to pre-approve services performed by the principal accountant.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

INDEX

Page
(a) (1)	Financial Statements (included herein)

Consolidated financial statements of MidAmerican Energy and MidAmerican Funding, as well as the Report of Independent Registered Public Accounting Firm, are included in Item 8 of this Form 10-K.	55

(a)(2)	Financial Statement Schedules

The following schedules, and Schedule I listed in Item 15 (d) below, should be read in conjunction with the aforementioned consolidated financial statements. Other schedules are omitted because they are not required or the information therein is not applicable, or is reflected in the consolidated financial statements or notes thereto.

MidAmerican Funding, LLC parent company only condensed financial statements (Schedule I)	138

MidAmerican Energy Company Consolidated Valuation and Qualifying Accounts (Schedule II)	140

MidAmerican Funding, LLC Consolidated Valuation and Qualifying Accounts (Schedule II)	141

(b)	Exhibits

Exhibits Index	144

(c)	Financial Statements of Affiliate Pledged as Collateral

MHC Inc. Consolidated Financial Statements	118

Item 15 (c)	MHC Inc. Consolidated Financial Statements

The accompanying consolidated financial statements of MHC Inc., the direct wholly owned subsidiary of MidAmerican Funding, are being provided pursuant to Rule 3-16 of the Securities and Exchange Commission’s Regulation S-X. The purpose of these financial statements is to provide information about the assets and equity interests that collateralize MidAmerican Funding’s long-term debt and that, upon the occurrence of any triggering event under the collateral agreement, would be available to satisfy the applicable debt obligations.

MHC Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MHC Inc.
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MHC Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, cash flows and retained earnings for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 27, 2008

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
	As of December 31,
	2007	2006
ASSETS
Utility Plant, Net
Electric	$7,473	$6,366
Gas	1,086	1,031
	8,559	7,397
Accumulated depreciation and amortization	(3,237)	(3,261)
	5,322	4,136
Construction work in progress	386	867
	5,708	5,003
Current Assets
Cash and cash equivalents	12	9
Short-term investments	-	15
Receivables, less allowances of $9 and $10, respectively	485	387
Inventories	133	113
Other	40	163
	670	687
Other Assets
Receivable from affiliate	248	219
Investments and nonregulated property, net	494	427
Goodwill	1,270	1,270
Regulatory assets	268	273
Other	129	130
	2,409	2,319
Total Assets	$8,787	$8,009

CAPITALIZATION AND LIABILITIES
Capitalization
Shareholder’s equity	$3,777	$3,438
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	2,470	1,819
	6,277	5,287
Current Liabilities
Notes payable	86	-
Note payable to affiliate	33	3
Current portion of long-term debt	1	2
Accounts payable	416	498
Taxes accrued	86	100
Interest accrued	41	32
Other	76	172
	739	807
Other Liabilities
Deferred income taxes	509	468
Investment tax credits	38	41
Asset retirement obligations	182	173
Regulatory liabilities	793	989
Other	249	244
	1,771	1,915
Total Capitalization and Liabilities	$8,787	$8,009

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues
Regulated electric	$1,934	$1,779	$1,513
Regulated gas	1,174	1,112	1,323
Nonregulated	1,159	562	330
	4,267	3,453	3,166
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	741	672	477
Cost of gas sold	937	888	1,098
Other operating expenses	419	402	381
Maintenance	201	156	151
Depreciation and amortization	268	274	267
Property and other taxes	98	97	95
	2,664	2,489	2,469
Nonregulated:
Cost of sales	1,063	523	293
Other	26	20	23
	1,089	543	316
Total operating expenses	3,753	3,032	2,785

Operating Income	514	421	381

Non-Operating Income
Interest and dividend income	10	10	6
Allowance for equity funds	41	37	24
Other income	11	63	23
Other expense	(3)	(8)	(20)
	59	102	33

Fixed Charges
Interest on long-term debt	122	93	80
Other interest expense	10	15	11
Preferred dividends of subsidiaries	1	1	1
Allowance for borrowed funds	(18)	(16)	(11)
	115	93	81

Income Before Income Taxes	458	430	333
Income Taxes	130	114	111

Net Income	$328	$316	$222

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2007	2006	2005

Net Income	$328	$316	$222

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) during period-
Before income taxes	-	32	1
Income tax (expense) benefit	-	(11)	-
	-	21	1
Less realized gains (losses) reflected in net income during period-
Before income taxes	-	32	1
Income tax (expense) benefit	-	(11)	-
	-	21	1

Net unrealized gains (losses)	-	-	-

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) during period-
Before income taxes	20	(22)	-
Income tax benefit	(8)	9	-
	12	(13)	-
Less realized gains (losses) reflected in net income during period-
Before income taxes	(1)	(2)	-
Income tax (expense) benefit	-	1	-
	(1)	(1)	-

Net unrealized gains (losses)	13	(12)	-

Minimum pension liability adjustment:
Before income taxes	-	-	(5)
Income tax (expense) benefit	-	-	2
	-	-	(3)

Other comprehensive income (loss)	13	(12)	(3)

Comprehensive Income	$341	$304	$219
The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2007	2006	2005
Net Cash Flows From Operating Activities
Net income	$328	$316	$222
Adjustments to reconcile net income to net cash provided:
Depreciation and amortization	269	275	269
Deferred income taxes and investment tax credit, net	23	(3)	(16)
Amortization of other assets and liabilities	28	21	26
Gain on sale of securities, assets and other investments	-	(43)	(14)
Loss from impairment of assets and other investments	-	-	16
Impact of changes in working capital-
Receivables, net	(99)	67	(117)
Inventories	(20)	(28)	5
Accounts payable	99	(81)	90
Taxes accrued	(2)	(5)	(6)
Other current assets and liabilities	1	34	(8)
Other, net	(31)	(9)	(15)
Net cash provided by operating activities	596	544	452

Net Cash Flows From Investing Activities
Utility construction expenditures	(1,298)	(758)	(699)
Proceeds from sale of assets and other investments	-	17	15
Purchases of available-for-sale securities	(432)	(853)	(563)
Proceeds from sales of available-for-sale securities	395	878	566
Other, net	8	9	7
Net cash used in investing activities	(1,327)	(707)	(674)

Net Cash Flows From Financing Activities
Issuance of long-term debt, net	646	346	297
Retirement of long-term debt	(2)	(161)	(91)
Amounts receivable from affiliates	4	(79)	(5)
Net increase in notes payable	86	-	-
Other, net	-	(5)	4
Net cash provided by financing activities	734	101	205

Net Increase (Decrease) in Cash and Cash Equivalents	3	(62)	(17)
Cash and Cash Equivalents at Beginning of Year	9	71	88
Cash and Cash Equivalents at End of Year	$12	$9	$71

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$98	$60	$68
Income taxes paid	$113	$125	$138

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In millions, except share amounts)

	As of December 31,
	2007		2006
Shareholder’s Equity
Common shares, no par; 1,000 shares authorized, 1,000 shares outstanding	$2,421		$2,421
Retained earnings	1,355		1,029
Accumulated other comprehensive income, net:
Unrealized gain (loss) on cash flow hedges	1		(12)
	3,777	60.2%	3,438	65.0%
MidAmerican Energy Preferred Securities
(100,000,000 shares authorized)
Cumulative shares outstanding; not subject to mandatory redemption:
$3.30 Series, 49,451 shares	5		5
$3.75 Series, 38,305 shares	4		4
$3.90 Series, 32,630 shares	3		3
$4.20 Series, 47,362 shares	5		5
$4.35 Series, 49,945 shares	5		5
$4.40 Series, 35,697 shares	3		3
$4.80 Series, 49,898 shares	5		5
	30	0.5%	30	0.6%
Long-Term Debt, Excluding Current Portion
MidAmerican Energy:
Pollution control revenue obligations -
5.95% Series, due 2023 (general mortgage bond-secured)	29		29
Variable rate series (2007- 3.51%, 2005- 3.97%) -
Due 2016 and 2017	37		37
Due 2023 (general mortgage bond-secured)	28		28
Due 2023	7		7
Due 2024	35		35
Due 2025	13		13
Notes -
5.65% Series, due 2012	400		-
5.125% Series, due 2013	275		275
4.65% Series, due 2014	350		350
5.95% Series, due 2017	250		-
6.75% Series, due 2031	400		400
5.75% Series, due 2035	300		300
5.8% Series, due 2036	350		350
Obligation under capital lease	2		1
Unamortized debt premium and discount, net	(6)		(6)
Total	2,470	39.3%	1,819	34.4%
Total Capitalization	$6,277	100.0%	$5,287	100.0%

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(In millions)

	Years Ended December 31,
	2007	2006	2005

Beginning of Year	$1,029	$713	$491
Adoption of FASB Interpretation No. 48	(2)	-	-
Net Income	328	316	222

End of Year	$1,355	$1,029	$713

The accompanying notes are an integral part of these financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

MHC Inc. (“MHC”) is an Iowa corporation with MidAmerican Funding, LLC (“MidAmerican Funding”) as its sole shareholder. MidAmerican Funding is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MidAmerican Energy Holdings”) as its sole member. MidAmerican Energy Holdings is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). MHC constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company (“InterCoast Capital”), Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

(2)	Summary of Significant Accounting Policies

In addition to the following significant accounting policies, refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for significant accounting policies of MHC.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of MHC and the subsidiaries in which it holds a controlling financial interest. All intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

Goodwill

Goodwill represents the difference between the purchase cost and the fair value of the net assets acquired when MidAmerican Funding purchased MHC. Goodwill is allocated to each reporting unit and is tested for impairment using a variety of methods, principally discounted projected future net cash flows, at least annually and impairments, if any, are charged to earnings. MHC completed its annual review as of October 31, 2007. Key assumptions used in the testing include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, MHC incorporates current market information as well as historical factors.

MHC records goodwill adjustments for changes in the estimates of or the settlement of tax bases of acquired assets, liabilities and carry-forwards and items relating to acquired entities’ prior income tax returns.

(3)	Jointly Owned Utility Plant

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(4)	Inventories

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(5)	Investments and Nonregulated Property, Net

Investments and nonregulated property, net includes the following amounts as of December 31 (in millions):

	2007	2006

Nuclear decommissioning trusts	$276	$259
Rabbi trusts	141	129
Auction rate securities	40	-
MidAmerican Energy non-utility property, net of accumulated depreciation of $6 and $5, respectively	16	17
Coal transportation property, net of accumulated depreciation of $3 and $3, respectively	9	9
Equipment leases	5	6
Real estate, net of accumulated depreciation of $1 and $1, respectively	4	5
Other	3	2
Total	$494	$427

General

Investments held by the nuclear decommissioning trusts for the Quad Cities Station units are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to regulatory liabilities on the Consolidated Balance Sheets. Funds are invested in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning Quad Cities Station.

The investment in rabbi trusts represents the cash surrender value of corporate-owned life insurance policies on certain key executives and the fair value of other related investments. The rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts.

MidAmerican Energy has invested in AAA-rated interest bearing auction rate securities with remaining maturities of 9 to 28 years. These auction rate securities normally provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 28 days or less. Interest on these securities has been paid on the scheduled auction dates. During the third and fourth quarters of 2007, auctions for the $40 million of MidAmerican Energy’s investments in auction rate securities failed. The failures resulted in the interest rate on these investments resetting at higher levels. Although there is no current liquid market for the auction rate securities, MidAmerican Energy believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest, has not materially deteriorated. Therefore, the fair value of these investments approximates the carrying amount as of December 31, 2007. Historically, given the liquidity created by the auctions, auction rate securities were presented in current assets as short-term investments on the Consolidated Balance Sheet. Given the failed auctions, it is uncertain if MidAmerican Energy’s auction rate securities will be sold within the next twelve months. Accordingly, the entire amount of such remaining balance has been classified as investments and nonregulated property, net on the Consolidated Balance Sheet as of December 31, 2007.

MidAmerican Energy non-utility property includes computer software, land and other assets not recoverable for regulated utility purposes. In 2006, MidAmerican Energy constructed $9 million of currently non-recoverable utility transmission assets, which are being depreciated over 55 years. Other depreciable property consists primarily of computer software, which is amortized on a straight-line basis over five years.

The coal transportation property is owned and operated by CBEC Railway Inc., a subsidiary of MidAmerican Energy. The property is depreciated on a straight-line basis over 37 years.

Equipment leases as of December 31, 2007, which are accounted for as leveraged leases and held by InterCoast Capital, consist primarily of a 7% undivided interest in an electric generating station leased to a utility located in Arizona. That lease terminates in 2015 and had a carrying pre-tax value of $5 million as of December 31, 2007 and 2006. The investment is exposed to the credit risk of the lessee.

The investment in real estate includes primarily Dakota Dunes, a 1,920 acre planned residential and commercial development community located in the southeast corner of South Dakota. As of December 31, 2007, 57% of the development available for sale had been sold.

Investments in Debt and Equity Securities

Substantially all of MHC’s investments in debt and equity securities, other than auction rate securities, consist of the investments in the Quad Cities Station nuclear decommissioning trusts. Refer to Note 17 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The amortized cost, gross unrealized gains and losses and estimated fair value of MHC’s investments in debt and equity securities as of December 31 were as follows (in millions):

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$91	$63	$(4)	$150
Municipal bonds	27	1	-	28
U. S. Government securities	59	3	-	62
Corporate securities	35	1	-	36
	$212	$68	$(4)	$276

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$89	$57	$(1)	$145
Municipal bonds	24	-	-	24
U. S. Government securities	54	-	-	54
Corporate securities	34	1	-	35
Cash equivalents	1	-	-	1
	$202	$58	$(1)	$259

As of December 31, 2006, the debt securities held by the Quad Cities Station nuclear decommissioning trusts had the following maturities (in millions):

	Available-For-Sale
	Amortized	Fair
	Cost	Value

Within 1 year	$3	$3
1 through 5 years	44	45
5 through 10 years	30	32
Over 10 years	44	46

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities are shown in the following table (in thousands). Realized gains and losses in the Quad Cities Station nuclear decommissioning trusts are recorded in the regulatory liability related to the Quad Cities Station asset retirement obligation and do not impact earnings. Realized gains and losses are determined by specific identification. Refer to Note 13 for a discussion of the sale of marketable securities in 2006 resulting in a $28 million gain.

	Years Ended December 31,
	2007	2006	2005

Proceeds from sales	$128	$187	$92
Gross realized gains	4	32	3
Gross realized losses	(2)	(2)	(2)

(6)	Regulatory Assets and Liabilities

Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(7)	Preferred Securities

Refer to Note 7 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(8)	Long-Term Debt

Refer to Note 8 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(9)	Short-Term Borrowings

Interim financing of working capital needs and the construction program may be obtained with unaffiliated parties from the sale of commercial paper or short-term borrowing from banks.

MidAmerican Energy has a $500 million revolving credit facility expiring in July 2012, which supports its $380 million commercial paper program and its variable rate pollution control revenue obligations. The credit facility has a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus 0.115% that varies based on MidAmerican Energy’s credit ratings for its senior unsecured long-term debt securities. The related credit agreement requires that MidAmerican Energy’s ratio of consolidated debt to total capitalization, including current maturities, not exceed 0.65 to 1.0 as of the last day of any quarter. In addition, MidAmerican Energy has a $5 million line of credit, which expires in June 2008 and has a variable interest rate based on LIBOR plus 0.25%. As of December 31, 2007 and 2006, MidAmerican Energy had $86 million of commercial paper outstanding at a weighted average interest rate of 4.46%. The remaining amount of the revolving credit facility and and the full amount of the line of credit was available. MHC has a $4 million line of credit, expiring in June 2008, under which zero was outstanding at December 31, 2007. As of December 31, 2007, MHC and its subsidiaries were in compliance with all covenants related to their respective short-term borrowings. MidAmerican Energy has authority from the FERC to issue through April 14, 2009, short-term debt in the form of commercial paper and bank notes aggregating $800 million.

(10)	Asset Retirement Obligations

Refer to Note 10 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(11)	Risk Management

Refer to Note 11 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(12)	Income Taxes

MHC’s income tax expense (benefit) includes the following for the years ended December 31 (in millions):

	2007	2006	2005
Current:
Federal	$87	$106	$102
State	20	11	25
	107	117	127
Deferred:
Federal	33	10	(9)
State	(7)	(10)	(3)
	26	-	(12)

Investment tax credit, net	(3)	(3)	(4)
Total	$130	$114	$111

A reconciliation of the federal statutory income tax rate and the effective federal and state income tax rate indicated by the Consolidated Statements of Operations for the years ended December 31:

	2007	2006	2005

Federal statutory income tax rate	35%	35%	35%
Amortization of investment tax credit	(1)	(1)	(1)
State income tax, net of federal income tax benefit	5	5	5
Renewable electricity production tax credits	(7)	(5)	(3)
Effects of ratemaking	(2)	(2)	(2)
Resolution of potential tax matter	-	(4)	-
Other	(2)	(2)	(1)
Effective federal and state income tax rate	28%	26%	33%

The Consolidated Balance Sheets included the following deferred income taxes as of December 31 (in millions):

	2007	2006

Deferred tax assets related to:
Regulatory liabilities	$144	$136
Revenue sharing	8	110
Employee benefits	48	51
Nuclear reserves and decommissioning	24	23
Unrealized losses, net	17	23
Fuel cost recoveries	8	5
Uncertain tax benefits	14	-
Other	34	29
	297	377

Deferred tax liabilities related to:
Depreciable property	(544)	(590)
Regulatory assets	(239)	(233)
Reacquired debt	(2)	(3)
Other	(10)	(10)
	(795)	(836)

Net deferred income tax liability	$(498)	$(459)

The net deferred income tax liability was reflected as follows on the Consolidated Balance Sheets as of December 31, (in millions).

	2007	2006

Current assets – other	$11	$9
Deferred income taxes	(509)	(468)
Net deferred income tax liability	$(498)	$(459)

MHC adopted FIN 48 effective January 1, 2007, and had $33 million of net unrecognized tax benefits. Of this amount, MHC recognized a net increase in the liability for unrecognized tax benefits of $16 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $2 million and deferred income tax liabilities of $13 million and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $17 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” Unrecognized tax benefits are included in other liabilities – other in the Consolidated Balance Sheet.

As of December 31, 2007, net unrecognized tax benefits totaled $44 million, which included $24 million of unrecognized tax positions that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MHC’s effective tax rate.

(13)	Non-Operating Other Income and Expense

Non-operating income - other income and other expense as shown on the Consolidated Statements of Operations include the following for the years ended December 31 (in millions):

	2007	2006	2005
Other income:
Marketable securities gains	$-	$32	$4
Gains on sales of assets and other investments	-	15	10
Corporate-owned life insurance income	7	7	5
Income from energy projects and venture capital investments	-	5	1
Other	4	4	3
Total	$11	$63	$23

Marketable securities gains includes gains of $28 million in 2006 and $3 million in 2005 from the sale of the common shares MHC held of an electronic energy and metals trading exchange. Additionally, 2006 includes $4 million for a gain recognized when MHC donated its remaining shares in the company to a charitable foundation. An offsetting other expense, shown below, was also recognized for the donation.

Gains on the sales of assets and other investments, net in 2006 includes an $8 million gain on the sale of MHC’s non-controlling interest in a nonregulated gas-fired cogeneration plant and a $7 million gain on the sale of a commercial passenger aircraft. Gains on sales of assets and other investments, net in 2005 reflects gains on the sales of two nonstrategic, passive investments.

Income from energy projects and venture capital investments for 2006 is due to changes in a financing arrangement related to a nonstrategic investment in a hydroelectric generating plant.

	2007	2006	2005

Other expense:
Donation of investment in marketable securities	$-	$4	$-
Write-down of impaired airplane leases	-	-	16
Other - primarily items not recoverable from MidAmerican Energy’s regulated utility customers	3	4	4
Total	$3	$8	$20

The write-downs of impaired airplane leases relate to MHC’s previous investments in commercial passenger aircraft leased to major domestic airlines. During 2005, the airline industry continued to deteriorate and two major airline carriers filed for bankruptcy. MHC evaluated its investments in commercial passenger aircraft and recognized the losses for other-than-temporary impairments of those investments.

(14)	Rate Matters

Refer to Note 14 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(15)	Commitments and Contingencies

Refer to Note 15 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Other Commitments and Contingencies

MHC is involved in a number of legal proceedings and claims. While management is unable to predict the ultimate outcome of these matters, it is not expected that their resolution will have a material adverse effect on MHC’s financial results.

(16)	Employee Benefit Plans

Refer to Note 16 of MidAmerican Energy’s Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC’s pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2007	2006	2005

Pension costs	$11	$11	$11
Other postretirement costs	-	2	2

(17)	Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, notes payable and short-term investments approximates fair value because of the short-term maturity or frequent remarketing of these instruments. Quad Cities Station nuclear decommissioning trust funds and other marketable securities are carried at fair value, most of which are based on quoted market prices.

The fair value of equity investments carried at cost is based on an estimate of MHC’s share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from these investments. The fair value of MHC’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to MidAmerican Energy for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of the named financial instruments as of December 31 (in millions):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial instruments owned:
Equity investments carried at cost	$2	$3	$1	$1

Financial instruments issued:
Long-term debt, including current portion	$2,471	$2,519	$1,821	$1,835

(18)	Segment Information

MHC has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales to other utilities. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Due to growth in revenue from nonregulated retail electric sales in 2007, a nonregulated energy business segment has been established. No change to previously reported amounts for the regulated electric and regulated gas segments resulted from the addition of the nonregulated energy segment. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MHC allocators most related to the nature of the cost. “Other” in the tables below consists principally of the nonregulated subsidiaries of MHC not engaged in the energy business.

The following tables provide information on an operating segment basis (in millions):

	Years Ended December 31,
Segment Profit Information	2007	2006	2005
Operating revenues:
Regulated electric	$1,934	$1,779	$1,513
Regulated gas	1,174	1,112	1,323
Nonregulated energy	1,150	557	324
Other	9	5	6
Total	$4,267	$3,453	$3,166

Depreciation and amortization expense:
Regulated electric	$236	$243	$237
Regulated gas	32	31	30
Nonregulated energy (a)	1	1	2
Total	$269	$275	$269

Operating income:
Regulated electric	$398	$372	$334
Regulated gas	53	36	39
Nonregulated energy	62	13	8
Other	1	-	-
Total	$514	$421	$381

Interest and dividend income:
Regulated electric	$8	$7	$5
Regulated gas	1	2	1
Other	3	3	1
Total	12	12	7
Eliminations	(2)	(2)	(1)
Consolidated	$10	$10	$6

Fixed charges:
Regulated electric	$98	$77	$69
Regulated gas	16	13	10
Other	4	5	3
Total	118	95	82
Eliminations	(3)	(2)	(1)
Consolidated	$115	$93	$81

Income taxes:
Regulated electric	$91	$105	$101
Regulated gas	16	10	11
Nonregulated energy	23	3	3
Other	-	(4)	(4)
Total	$130	$114	$111

Net Income:
Regulated electric	$263	$238	$194
Regulated gas	25	18	22
Nonregulated energy	37	9	4
Other	3	51	2
Total	$328	$316	$222

	As of December 31,
Segment Asset Information	2007	2006	2005
Capital expenditures:
Regulated electric	$1,159	$770	$714
Regulated gas	61	49	52
Nonregulated energy	1	-	2
Other	1	1	-
Total	$1,222	$820	$768

Total assets:
Regulated electric	$7,301	$6,676	$5,887
Regulated gas	1,017	1,002	1,131
Nonregulated energy	203	102	112
Other	266	229	211
Total	$8,787	$8,009	$7,341

(a)
Depreciation and amortization expense above includes depreciation related to nonregulated operations, which is included in nonregulated operating expense – other on the Consolidated Statements of Operations.

Goodwill resulting from past business combinations is not amortized. Periodically, such balances are evaluated for possible impairment. Based on MHC’s annual goodwill impairment test completed as of October 31, 2007, no impairment was indicated for goodwill. In 2006, MHC adjusted goodwill for a change in related deferred income taxes due to resolution of tax issues existing at the time of purchase.

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2006 (in millions):

	Regulated	Regulated
	Electric	Gas	Total

Balance at January 1, 2006	$1,188	$78	$1,266
Income tax adjustment	3	1	4
Balance at December 31, 2006 and 2007	$1,191	$79	$1,270

(19)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including MidAmerican Energy Holdings and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC was reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses were for allocated employee wages and benefits, insurance, computer costs, administrative services, travel expenses and general and administrative expenses: including treasury, legal and accounting functions. The amount of such reimbursements was $56 million, $62 million and $49 million for 2007, 2006 and 2005, respectively.

MidAmerican Energy reimbursed MidAmerican Energy Holdings in the amount of $12 million, $9 million and $16 million in 2007, 2006 and 2005, respectively, for its allocated share of corporate expenses.

Northern Natural Gas Company (“NNG”), a subsidiary of MidAmerican Energy Holdings, is one of MidAmerican Energy’s suppliers of natural gas transportation and storage capacity. MidAmerican Energy had net purchases of natural gas transportation and storage capacity from NNG totaling $51 million in 2007, $52 million in 2006 and $53 million in 2005.

MHC has a $200 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus 25 basis points to borrow from MidAmerican Energy Holdings. Outstanding balances are unsecured and due on demand. The outstanding balance was $33 million at an interest rate of 5.496% as of December 31, 2007, and $3 million at an interest rate of 5.60% as of December 31, 2006, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

MidAmerican Energy Holdings has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus 25 basis points, to borrow from MHC. Outstanding balances are unsecured and due on demand. The outstanding balance was zero throughout 2007 and 2006.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding’s long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $26 million, $29 million and $28 million for 2007, 2006 and 2005, respectively.

MHC had accounts receivable from affiliates of $253 million and $224 million as of December 31, 2007 and 2006, respectively, reflected in receivables and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $15 million and $12 million as of December 31, 2007 and 2006, respectively, included in accounts payable on the Consolidated Balance Sheets.

In 2006, MHC received dividends totaling $50 million from MidAmerican Energy.

On December 31, 2006, MHC adopted SFAS No. 158 and recognized the full amount of the funded status for its pension and postretirement plans. The funded status of such plans attributable to MHC’s affiliates that had not previously been recognized through income was recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $12 million and $16 million as of December 31, 2007 and 2006, respectively, and similar amounts payable to affiliates totaled $19 million and $19 million, as of December 31, 2007 and 2006, respectively. See Note 16 for further information pertaining to pension and postretirement accounting.

Item 15 (a)(2)	Financial Statement Schedules

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In millions)

	As of December 31,
	2007	2006
ASSETS
Current Assets
Receivables from affiliates	$13	$10
Taxes receivable	-	1

Investments in and Advances to Subsidiaries	3,777	3,438

Total Assets	$3,790	$3,449

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Interest accrued	$16	$16

Payable to Affiliate	248	219
Long-Term Debt	700	700
Other	1	-

Total liabilities	965	935

Member’s Equity
Paid-in capital	1,670	1,670
Retained earnings	1,154	856
Other comprehensive loss, net	1	(12)
Total member’s equity	2,825	2,514

Total Liabilities and Member’s Equity	$3,790	$3,449

The notes to MidAmerican Funding, LLC consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2007	2006	2005

Equity in Undistributed Earnings of Subsidiaries	$328	$316	$222
Interest on Long-Term Debt	47	47	47
Income Before Income Taxes	281	269	175
Income Tax Benefit	(19)	(19)	(20)
Net Income	$300	$288	$195

The notes to MidAmerican Funding, LLC consolidated financial statements are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities	$(26)	$(29)	$(28)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities	26	29	28

Net Change in Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents at Beginning of Year	-	-	-
Cash and Cash Equivalents at End of Year	$-	$-	$-

The notes to MidAmerican Funding, LLC consolidated financial statements are an integral part of this financial statement schedule.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007
(In millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2007	$10	$10	$(11)	$9

Year ended 2006	$11	$9	$(10)	$10

Year ended 2005	$9	$11	$(9)	$11

Reserves Not Deducted From Assets (1):

Year ended 2007	$11	$4	$(3)	$12

Year ended 2006	$11	$3	$(3)	$11

Year ended 2005	$9	$4	$(2)	$11

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007
(In millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2007	$10	$10	$(11)	$9

Year ended 2006	$11	$9	$(10)	$10

Year ended 2005	$9	$11	$(9)	$11

Reserves Not Deducted From Assets (1):

Year ended 2007	$12	$3	$(3)	$12

Year ended 2006	$12	$3	$(3)	$12

Year ended 2005	$11	$4	$(3)	$12

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MHC for workers compensation, public liability and property damage claims.

SIGNATURES

MIDAMERICAN ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN ENERGY COMPANY
Registrant

Date: February 29, 2008	/s/ William J. Fehrman
William J. Fehrman
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ William J. Fehrman	President and Director	February 29, 2008
William J. Fehrman	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	February 29, 2008
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Brian K. Hankel	Vice President and Director	February 29, 2008
Brian K. Hankel

/s/ Steven R. Weiss	Senior Vice President and Director	February 29, 2008
Steven R. Weiss

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
Registrant

Date: February 29, 2008	/s/ Gregory E. Abel
Gregory E. Abel
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/ Gregory E. Abel	President	February 29, 2008
Gregory E. Abel	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	February 29, 2008
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Patrick J. Goodman	Manager	February 29, 2008
Patrick J. Goodman

/s/ Ronald W. Roskens	Manager	February 29, 2008
Ronald W. Roskens

/s/ Douglas L. Anderson	Manager	February 29, 2008
Douglas L. Anderson

EXHIBIT INDEX

Exhibits Filed Herewith

MidAmerican Energy

23	Consent of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits Incorporated by Reference

MidAmerican Energy

3.1
Restated Articles of Incorporation of MidAmerican Energy Company, as amended October 27, 1998. (Filed as Exhibit 3.3 to MidAmerican Energy’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, Commission File No. 1-11505.)

3.2
Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996. (Filed as Exhibit 3.1 to MidAmerican Energy’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 1-11505.)

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.1 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-11505.)

MidAmerican Funding

3.1	Articles of Organization of MidAmerican Funding, LLC (Filed as Exhibit 3.1 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

3.2	Operating Agreement of MidAmerican Funding, LLC (Filed as Exhibit 3.2 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

4.1
Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.1 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

4.2
First Supplemental Indenture, dated as of March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, as Trustee (Filed as Exhibit 4.2 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

4.3
Second Supplemental Indenture, dated as of March 1, 2001, by and between MidAmerican Funding, LLC and The Bank of New York, as Trustee (Filed as Exhibit 4.4 to MidAmerican Funding’s Registration Statement on Form S-3, Registration No. 333-56624.)

4.4
Registration Rights Agreement, dated March 9, 1999, by and among MidAmerican Funding, LLC, Credit Suisse First Boston Corporation, Lehman Brothers, Inc., Goldman Sachs & Co. and Merrill Lynch & Co. (Filed as Exhibit 4.2 to MidAmerican Funding’s Registration Statement on Form S-4, Registration No. 333-90553.)

14
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (Filed as Exhibit 14.2 to MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 333-90553.)

MidAmerican Energy and MidAmerican Funding

4.1
General Mortgage Indenture and Deed of Trust dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-1 to Midwest Resources Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.2
First Supplemental Indenture dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-2 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.3
Second Supplemental Indenture dated as of January 15, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-3 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.4
Third Supplemental Indenture dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4.4 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

4.5
Fourth Supplemental Indenture dated as of October 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.5 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.6
Fifth Supplemental Indenture dated as of November 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.6 to Midwest Resources’ Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.7
Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.15 to MidAmerican Energy’s Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

4.8
Indenture dated as of December 1, 1996, between MidAmerican Energy and The First National Bank of Chicago, as Trustee. (Filed as Exhibit 4(l) to MidAmerican Energy’s Registration Statement on Form S-3, Registration No. 333-15387.)

4.9
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.3 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.10
Second Supplemental Indenture, dated as of January 14, 2003, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.2 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.11
Third Supplemental Indenture, dated as of October 1, 2004, by and between MidAmerican Energy Company and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387.)

4.12
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and the Bank of New York Trust Company, NA, as Trustee. (Filed as Exhibit 4.1 to MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 333-15387.)

4.13
Indenture, dated as of October 1, 2006 - Senior Debt Securities between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

4.14
First Supplemental Indenture, dated as of October 6, 2006 - 5.800% Notes due 2036 between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.2 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated September 30, 2006, Commission File No. 333-15387.)

4.15
Second Supplemental Indenture, dated as of June 29, 2007 - 5.65% Notes due 2012 and 5.95% Notes due 2017, between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., as Trustee (Filed as Exhibit 4.1 to MidAmerican Energy’s Current Report on Form 8-K dated June 29, 2007, Commission File No. 1-11505.)

10.1
Iowa Utilities Board Order Approving Settlement With Modifications, issued December 21, 2001, in regards to MidAmerican Energy Company (Filed as Exhibit 10.7 to MidAmerican Energy’s Annual Report on Form 10-K dated December 31, 2001, Commission File No. 1-11505.)

10.2
Stipulation and Agreement in Regard to MidAmerican Energy Company Ratemaking Principles for Wind Energy Investment, approved by the Iowa Utilities Board on October 17, 2003 (Filed as Exhibit 10 to MidAmerican Funding’s and MidAmerican Energy’s joint Form 10-Q for the quarter ended September 30, 2003; Commission File Nos. 333-90553 and 1-11505, respectively.)

10.3
Credit Agreement among MidAmerican Energy Company, the Lending Institutions Party Hereto, as Banks, Union Bank of California, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 18, 2004 Union Bank of California, N.A. and J.P. Morgan Securities, Inc. Co-Lead Arrangers and Co-Book Runners. (Filed as Exhibit 10.1 to MidAmerican Energy’s Annual Report on Form 10-K dated December 31, 2005, Commission File No. 333-15387.)

10.4
Amended and Restated Credit Agreement among MidAmerican Energy Company, the lending institutions party hereto, as banks, JPMorgan Chase Bank, N.A., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, ABN Amro Bank N.V. and BNP Paribas, as Co-Documentation Agents, dated as of July 6, 2006. (Filed as Exhibit 10.1 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.5
Stipulation and Agreement Dated December 20, 2004, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2005 Wind Expansion Project, approved by the Iowa Utilities Board on January 31, 2005. (Filed as Exhibit 10.2 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.6
Stipulation and Agreement Dated December 14, 2005, in Regard to MidAmerican Energy Company Ratemaking Principles for the 2006-2007 Wind Expansion Project, approved by the Iowa Utilities Board on April 18, 2006. (Filed as Exhibit 10.3 to MidAmerican Energy’s Quarterly Report on Form 10-Q dated June 30, 2006, Commission File No. 333-15387.)

10.7
Stipulation and Agreement Dated March 23, 2007, in Regard to MidAmerican Energy Company Ratemaking Principles for “Wind IV Iowa Projects”, approved by the Iowa Utilities Board on July 27, 2007. (Filed as Exhibit 10.1 to MidAmerican Funding’s and MidAmerican Energy’s joint Quarterly Report on Form 10-Q dated June 30, 2007, Commission File Nos. 333-90553 and 333-15387, respectively.)

Note:
Pursuant to (b) (4) (iii) (A) of Item 601 of Regulation S-K, MidAmerican Energy has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not registered in which the total amount of securities authorized there under does not exceed 10% of total assets of MidAmerican Energy, but hereby agrees to furnish to the Commission on request any such instruments.