Form 10-Q
period 2008-09-30
MIDAMERICAN FUNDING LLC; MIDAMERICAN ENERGY CO
filed 2008-11-07
CIK 1098296, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐          No  ☒

All of the member’s equity of MidAmerican Funding, LLC was held by its parent company, MidAmerican Energy Holdings Company as of October 31, 2008.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2008, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC (“MidAmerican Funding”) and MidAmerican Energy Company (“MidAmerican Energy”) separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. Except for its subsidiary, MidAmerican Energy makes no representation as to information relating to any other subsidiary of MidAmerican Funding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MidAmerican Energy Company and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Company and subsidiary (the “Company”) as of September 30, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Energy Company and subsidiary as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, cash flows, and retained earnings for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 7, 2008

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	September 30,	December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$7,810	$7,473
Gas	1,135	1,086
	8,945	8,559
Accumulated depreciation and amortization	(3,379)	(3,237)
	5,566	5,322
Construction work in progress	1,066	386
	6,632	5,708
Current Assets
Cash and cash equivalents	14	11
Restricted cash and short-term investments	25	-
Receivables, net	361	485
Inventories	174	133
Other	89	39
	663	668
Other Assets
Investments and nonregulated property, net	431	478
Regulatory assets	309	268
Other	115	129
	855	875
Total Assets	$8,150	$7,251

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity	$2,524	$2,288
Preferred securities	30	30
Long-term debt, excluding current portion	2,865	2,470
	5,419	4,788
Current Liabilities
Notes payable	235	86
Current portion of long-term debt	-	1
Accounts payable	354	408
Taxes accrued	85	85
Interest accrued	37	41
Other	104	76
	815	697
Other Liabilities
Deferred income taxes	648	517
Investment tax credits	36	38
Asset retirement obligations	202	182
Regulatory liabilities	794	793
Other	236	236
	1,916	1,766
Total Capitalization and Liabilities	$8,150	$7,251

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Operating Revenues
Regulated electric	$552	$537	$1,527	$1,484
Regulated gas	192	146	1,043	854
Nonregulated	360	299	985	849
	1,104	982	3,555	3,187
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	206	184	571	557
Cost of gas sold	154	110	866	684
Other operating expenses	104	105	305	305
Maintenance	54	44	152	129
Depreciation and amortization	60	70	209	215
Property and other taxes	26	22	77	72
	604	535	2,180	1,962
Nonregulated:
Cost of sales	337	272	925	783
Other	5	4	14	13
	342	276	939	796
Total operating expenses	946	811	3,119	2,758

Operating Income	158	171	436	429

Non-Operating Income
Interest and dividend income	1	5	4	7
Allowance for equity funds	6	9	17	31
Other income	1	3	5	7
Other expense	(1)	-	(3)	(2)
	7	17	23	43
Fixed Charges
Interest on long-term debt	39	35	114	87
Other interest expense	1	1	3	8
Allowance for borrowed funds	(5)	(3)	(11)	(14)
	35	33	106	81

Income Before Income Taxes	130	155	353	391
Income Taxes	32	45	88	115

Net Income	98	110	265	276
Preferred Dividends	-	-	1	1

Earnings on Common Stock	$98	$110	$264	$275

The accompanying notes are an integral part of these financial statements.

 MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2008	2007

Net Cash Flows From Operating Activities
Net income	$265	$276
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	210	215
Deferred income taxes and investment tax credit, net	145	13
Amortization of other assets and liabilities	21	21
Impact of changes in working capital -
Receivables, net	91	(28)
Inventories	(41)	(10)
Accounts payable	(68)	17
Taxes accrued	-	6
Other current assets and liabilities	(29)	10
Other, net	(13)	(9)
Net cash flows from operating activities	581	511

Net Cash Flows From Investing Activities
Utility construction expenditures	(1,102)	(879)
Purchases of available-for-sale securities	(118)	(477)
Proceeds from sales of available-for-sale securities	112	442
Change in restricted cash and investments	(25)	-
Other, net	15	8
Net cash flows from investing activities	(1,118)	(906)

Net Cash Flows From Financing Activities
Proceeds from long-term debt	451	649
Retirement of long-term debt	(58)	(1)
Net change in notes payable	149	-
Other, net	(2)	(4)
Net cash flows from financing activities	540	644

Net Change in Cash and Cash Equivalents	3	249
Cash and Cash Equivalents at Beginning of Period	11	9
Cash and Cash Equivalents at End of Period	$14	$258

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. MHC Inc. is the direct wholly owned subsidiary of MidAmerican Funding, LLC (“MidAmerican Funding”), which is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of its financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of MidAmerican Energy and the subsidiary in which it holds a controlling financial interest. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Energy’s assumptions regarding significant accounting policies during the first nine months of 2008.

(2)	New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. MidAmerican Energy is currently evaluating the impact of adopting SFAS No. 161 on its disclosures included within the notes to its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on MidAmerican Energy’s historical Consolidated Financial Statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. MidAmerican Funding and MidAmerican Energy adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as asset retirement obligations initially measured at fair value. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. MidAmerican Energy applied the guidance of FSP FAS 157-3 when determining the fair value of its auction rate securities. MidAmerican Funding and MidAmerican Energy adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on MidAmerican Funding’s or MidAmerican Energy’s Consolidated Financial Statements. Refer to Note 4 for additional discussion.

(3)	Risk Management

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices, principally natural gas and electricity. Interest rate risk exists on variable rate debt, commercial paper and future debt issuances. MidAmerican Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, futures, options, swaps and other over-the-counter agreements. The risk management process is designed to identify, assess, monitor, report, manage, and mitigate each of the various types of risk involved in its business. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of September 30, 2008 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss(1)

Regulated electric	$33	$(2)	$31	$(31)	$-
Regulated gas	1	(57)	(56)	56	-
Nonregulated	30	(62)	(32)	-	31
Counterparty netting(2)	(25)	60	35	-	-
Total	$39	$(61)	$(22)	$25	$31

Current	$31	$(48)	$(17)
Non-current	8	(13)	(5)
Total	$39	$(61)	$(22)

(1)	Before income taxes.
(2)	Includes netting of cross-commodity positions with the same counterparty and netting of $35 million of collateral paid by MidAmerican Energy against derivative balances of the same counterparties.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss(1)

Regulated electric	$6	$(9)	$(3)	$3	$-
Regulated gas	5	(19)	(14)	17	-
Nonregulated	13	(12)	1	-	(1)
Total	$24	$(40)	$(16)	$20	$(1)

Current	$22	$(38)	$(16)
Non-current	2	(2)	-
Total	$24	$(40)	$(16)

(1)	Before income taxes.

(4)	Fair Value Measurements

MidAmerican Energy has various financial instruments that are measured at fair value in the Consolidated Financial Statements, including marketable debt and equity securities and commodity derivatives. MidAmerican Energy’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that MidAmerican Energy has the ability to access at the measurement date.

•
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 – Unobservable inputs reflect MidAmerican Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including MidAmerican Energy’s own data.

The following table presents MidAmerican Energy’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2)
Available-for-sale securities	$174	$72	$27	$-	$273
Commodity derivatives	6	76	28	(71)	39
	$180	$148	$55	$(71)	$312

Liabilities
Commodity derivatives	$(50)	$(109)	$(8)	$106	$(61)

(1)	Represents netting under master netting arrangements and cash collateral requirements.

(2)	Does not include investments in either pension or other postretirement plan assets.

MidAmerican Energy’s investments in debt and equity securities are classified as available-for-sale and stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value. In the absence of a quoted market price in a readily observable market, the fair value is determined using pricing models based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy’s investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy’s judgement about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

MidAmerican Energy uses various commodity derivative instruments, including forward contracts, futures, options, swaps and other over-the-counter agreements. The fair value of commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which MidAmerican Energy transacts. When quoted prices for identical instruments are not available, MidAmerican Energy uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of MidAmerican Energy’s outstanding commodity derivative instruments, and therefore, MidAmerican Energy’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading points are not as readily obtainable or the instrument is not actively traded. Given that limited market data exists for these instruments, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs.

The following table reconciles the beginning and ending balances of MidAmerican Energy’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Available-		Available-
	For-Sale	Commodity	For-Sale	Commodity
	Securities	Derivatives	Securities	Derivatives

Beginning balance	$31	$(24)	$40	$-
Changes included in earnings(1)	-	36	-	16
Unrealized gains (losses) included in regulatory assets and liabilities	-	9	-	4
Unrealized gains (losses) included in other comprehensive income	(4)	(1)	(13)	-
Ending balance	$27	$20	$27	$20

(1)
Changes included in earnings are reported as nonregulated revenues in the Consolidated Statement of Operations. Net unrealized gains included in earnings for the three and nine months ended related to commodity derivatives held at September 30, 2008, totaled $33 million and $21 million, respectively.

(5)	Commitments and Contingencies

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

Other Commitments and Contingencies

MidAmerican Energy is a party in a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine matters will have a material effect on its financial results.

(6)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. Net periodic benefit cost for the pension, including supplemental executive retirement plans, and other postretirement benefit plans included the following components (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Pension
Service cost	$6	$8	$19	$20
Interest cost	11	10	31	29
Expected return on plan assets	(11)	(12)	(34)	(32)
Net amortization	-	1	1	3
Net periodic benefit cost	$6	$7	$17	$20

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Other Postretirement
Service cost	$1	$1	$4	$5
Interest cost	3	2	10	11
Expected return on plan assets	(3)	(2)	(11)	(11)
Net amortization	-	1	1	2
Net periodic benefit cost	$1	$2	$4	$7

Employer contributions to the pension and other postretirement plans are expected to be $7 million and $14 million, respectively, in 2008. As of September 30, 2008, $5 million and $10 million of contributions had been made to the pension and other postretirement plans, respectively.

(7)	Comprehensive Income and Components of Accumulated Other Comprehensive Income (Loss), Net

The components of comprehensive income are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Earnings on common stock	$98	$110	$264	$275
Other comprehensive income (loss):
Fair value adjustment on cash flow hedges, net of tax of $(22), $(1), $(12) and $6	(36)	(1)	(20)	9
Unrealized losses on available-for-sale securities, net of tax of $(1), $-, $(5) and $-	(3)	-	(8)	-
Total other comprehensive income (loss)	(39)	(1)	(28)	9

Comprehensive income	$59	$109	$236	$284

Accumulated other comprehensive income (loss), net is included in the Consolidated Balance Sheets in common shareholder’s equity and consists of the following components (in millions):

	As of
	September 30,	December 31,
	2008	2007

Fair value adjustment on cash flow hedges, net of tax of $(12) and $-	$(19)	$1
Unrealized losses on available-for-sale securities, net of tax of $(5) and $-	(8)	-
Total accumulated other comprehensive income (loss), net	$(27)	$1

(8)	Segment Information

MidAmerican Energy has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Energy allocators most related to the nature of the cost.

The following tables provide information on a reportable operating segment basis (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Segment Profit Information
Operating revenues:
Regulated electric	$552	$537	$1,527	$1,484
Regulated gas	192	146	1,043	854
Nonregulated energy	360	299	985	849
Total	$1,104	$982	$3,555	$3,187

Depreciation and amortization:
Regulated electric	$51	$61	$184	$191
Regulated gas	9	9	25	24
Nonregulated energy	1	-	1	-
	$61	$70	$210	$215

Operating income:
Regulated electric	$148	$157	$353	$346
Regulated gas	(5)	(7)	43	35
Nonregulated energy	15	21	40	48
Total	$158	$171	$436	$429

Earnings on common stock:
Regulated electric	$98	$103	$222	$231
Regulated gas	(6)	(5)	18	17
Nonregulated energy	6	12	24	27
Total	$98	$110	$264	$275

	As of
	September 30,	December 31,
	2008	2007
Segment Asset Information
Total assets:
Regulated electric	$7,035	$6,110
Regulated gas	883	938
Nonregulated energy	232	203
Total	$8,150	$7,251

(9)	Recent Debt Transactions

On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy and are restricted for the payment of qualified environmental construction costs. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023, to refinance $57 million of pollution control revenue refunding bonds issued on behalf of MidAmerican Energy in 1993. These variable-rate tax-exempt bonds are remarketed and the interest rates reset on a weekly basis. As of September 30, 2008, the weighted average interest rate for these bonds was 8.25% and as of October 31, 2008, was 2.22%. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

On April 1, 2008, MidAmerican Energy increased its unsecured revolving credit facility from $500 million to $650 million. In September 2008, MidAmerican Energy’s unsecured revolving credit facility was effectively reduced by $5 million in connection with Lehman Brothers Bank, FSB’s bankruptcy. The remaining $645 million unsecured revolving credit facility supports its commercial paper program and its variable-rate tax-exempt bonds. As of September 30, 2008, MidAmerican Energy had $235 million of commercial paper outstanding and $195 million was reserved for support of variable-rate tax-exempt bond obligations outstanding, leaving $215 million of the revolving credit facility available. Additionally, on October 9, 2008, MidAmerican Energy entered into a revolving credit agreement, expiring October 8, 2009, for $250 million that provides support for additional commercial paper capacity.

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds were used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, cash flows, and retained earnings for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 7, 2008

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions)

	As of
	September 30,	December 31,
	2008	2007
ASSETS
Utility Plant, Net
Electric	$7,810	$7,473
Gas	1,135	1,086
	8,945	8,559
Accumulated depreciation and amortization	(3,379)	(3,237)
	5,566	5,322
Construction work in progress	1,066	386
	6,632	5,708
Current Assets
Cash and cash equivalents	15	12
Restricted cash and short-term investments	25	-
Receivables, net	365	490
Inventories	174	133
Other	88	40
	667	675
Other Assets
Investments and nonregulated property, net	446	494
Goodwill	1,270	1,270
Regulatory assets	309	268
Other	115	129
	2,140	2,161
Total Assets	$9,439	$8,544

CAPITALIZATION AND LIABILITIES
Capitalization
Member’s equity	$3,041	$2,825
MidAmerican Energy preferred securities	30	30
Long-term debt, excluding current portion	3,390	3,170
	6,461	6,025
Current Liabilities
Notes payable	235	86
Note payable to affiliate	63	33
Current portion of long-term debt	175	1
Accounts payable	354	408
Taxes accrued	85	86
Interest accrued	41	57
Other	104	76
	1,057	747
Other Liabilities
Deferred income taxes	637	509
Investment tax credits	36	38
Asset retirement obligations	202	182
Regulatory liabilities	794	793
Other	252	250
	1,921	1,772
Total Capitalization and Liabilities	$9,439	$8,544

The accompanying notes are an integral part of these financial statements

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Operating Revenues
Regulated electric	$552	$537	$1,527	$1,484
Regulated gas	192	146	1,043	854
Nonregulated	363	302	991	855
	1,107	985	3,561	3,193
Operating Expenses
Regulated:
Cost of fuel, energy and capacity	206	184	571	557
Cost of gas sold	154	110	866	684
Other operating expenses	104	105	305	305
Maintenance	54	44	152	129
Depreciation and amortization	60	70	209	215
Property and other taxes	26	22	77	72
	604	535	2,180	1,962
Nonregulated:
Cost of sales	337	272	926	784
Other	7	7	17	18
	344	279	943	802
Total operating expenses	948	814	3,123	2,764

Operating Income	159	171	438	429

Non-Operating Income
Interest and dividend income	1	5	4	7
Allowance for equity funds	6	9	17	31
Other income	1	3	6	8
Other expense	(1)	-	(3)	(2)
	7	17	24	44

Fixed Charges
Interest on long-term debt	52	47	150	122
Other interest expense	1	1	3	9
Preferred dividends of subsidiaries	-	-	1	1
Allowance for borrowed funds	(5)	(3)	(11)	(14)
	48	45	143	118

Income Before Income Taxes	118	143	319	355
Income Taxes	27	39	75	100

Net Income	$91	$104	$244	$255

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2008	2007

Net Cash Flows From Operating Activities
Net income	$244	$255
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	210	215
Deferred income taxes and investment tax credit, net	142	12
Amortization of other assets and liabilities	21	21
Impact of changes in working capital -
Receivables, net	91	(36)
Inventories	(41)	(10)
Accounts payable	(68)	21
Taxes accrued	2	7
Other current assets and liabilities	(41)	(2)
Other, net	(9)	(7)
Net cash flows from operating activities	551	476

Net Cash Flows From Investing Activities
Utility construction expenditures	(1,102)	(879)
Purchases of available-for-sale securities	(118)	(477)
Proceeds from sales of available-for-sale securities	112	442
Change in restricted cash and investments	(25)	-
Other, net	15	7
Net cash flows from investing activities	(1,118)	(907)

Net Cash Flows From Financing Activities
Proceeds from long-term debt	451	649
Retirement of long-term debt	(58)	(1)
Net increase in note payable to affiliate	30	36
Net change in notes payable	149	-
Other, net	(2)	(3)
Net cash flows from financing activities	570	681

Net Change in Cash and Cash Equivalents	3	250
Cash and Cash Equivalents at Beginning of Period	12	9
Cash and Cash Equivalents at End of Period	$15	$259

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC (“MidAmerican Funding”) is an Iowa limited liability company with MidAmerican Energy Holdings Company (“MEHC”) as its sole member. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. MidAmerican Funding’s direct, wholly owned subsidiary is MHC Inc. (“MHC”), which constitutes substantially all of MidAmerican Funding’s assets, liabilities and business activities except those related to MidAmerican Funding’s long-term debt securities. MHC, MidAmerican Funding and MEHC are holding companies headquartered in Des Moines, Iowa. MHC conducts no business other than the ownership of its subsidiaries. MHC’s principal subsidiary is MidAmerican Energy Company (“MidAmerican Energy”), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are InterCoast Capital Company, Midwest Capital Group, Inc., MidAmerican Services Company and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of its financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it holds a controlling financial interest. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding’s assumptions regarding significant accounting policies during the first nine months of 2008.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding new accounting pronouncements.

(3)	Risk Management

Refer to Note 3 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s risk management.

(4)	Fair Value Measurements

Refer to Note 4 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s fair value measurements. In addition to MidAmerican Energy’s financial instruments recorded at fair value, MidAmerican Funding had $3 million of other trust securities as of September 30, 2008, which are categorized as Level 2 assets.

(5)	Commitments and Contingencies

Refer to Note 5 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s commitments and contingencies.

Other Commitments and Contingencies

MidAmerican Funding is a party in a variety of legal actions or claims arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine matters will have a material effect on its financial results.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s employee benefit plans.

(7)	Comprehensive Income and Components of Accumulated Other Comprehensive Income (Loss), Net

The components of comprehensive income are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$91	$104	$244	$255
Other comprehensive income (loss):
Fair value adjustment on cash flow hedges, net of tax of $(22), $(1), $(12) and $6	(36)	(1)	(20)	9
Unrealized losses on available-for-sale securities, net of tax of $(1), $-, $(5) and $-	(3)	-	(8)	-
Total other comprehensive income (loss)	(39)	(1)	(28)	9

Comprehensive income	$52	$103	$216	$264

Accumulated other comprehensive income (loss), net is included in the Consolidated Balance Sheets in member’s equity and consists of the following components (in millions):

	As of
	September 30,	December 31,
	2008	2007

Fair value adjustment on cash flow hedges, net of tax of $(12) and $-	$(19)	$1
Unrealized losses on available-for-sale securities, net of tax of $(5) and $-	(8)	-
Total accumulated other comprehensive income (loss), net	$(27)	$1

(8)	Segment Information

MidAmerican Funding has identified three reportable operating segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains significant revenues by transporting gas owned by others through its distribution system. Pricing for regulated electric and gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on MidAmerican Funding allocators most related to the nature of the cost. “Other” in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense. The following tables provide information on a reportable operating segment basis (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Segment Profit Information
Operating revenues:
Regulated electric	$552	$537	$1,527	$1,484
Regulated gas	192	146	1,043	854
Nonregulated energy	360	299	985	849
Other	3	3	6	6
Total	$1,107	$985	$3,561	$3,193

Depreciation and amortization:
Regulated electric	$51	$61	$184	$191
Regulated gas	9	9	25	24
Nonregulated energy	1	-	1	-
	$61	$70	$210	$215

Operating income:
Regulated electric	$148	$157	$353	$346
Regulated gas	(5)	(7)	43	35
Nonregulated energy	15	21	40	48
Other	1	-	2	-
Total	$159	$171	$438	$429

Net income:
Regulated electric	$98	$103	$222	$231
Regulated gas	(6)	(5)	18	17
Nonregulated energy	6	12	24	27
Other	(7)	(6)	(20)	(20)
Total	$91	$104	$244	$255

	As of
	September 30,	December 31,
	2008	2007
Segment Asset Information
Total assets(1):
Regulated electric	$8,226	$7,301
Regulated gas	962	1,017
Nonregulated energy	232	203
Other	19	23
Total	$9,439	$8,544

(1)	Total assets by operating segment reflect the assignment of goodwill to applicable reporting units.

(9)	Recent Debt Transactions

Refer to Note 9 of MidAmerican Energy’s Notes to Consolidated Financial Statements for information regarding MidAmerican Funding’s recent debt transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Energy Company (“MidAmerican Energy”) is a public utility with electric and natural gas operations and is the principal subsidiary within MidAmerican Funding, LLC (“MidAmerican Funding”).

Management’s Discussion and Analysis (“MD&A”) addresses the financial statements of MidAmerican Funding and its subsidiaries and MidAmerican Energy and its subsidiary as presented in this joint filing. Information in MD&A related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading “MidAmerican Funding” to allow the reader to identify information applicable only to MidAmerican Funding.

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as ‘‘may,’’ ‘‘could,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘continue,’’ “intend,” ‘‘potential,’’ ‘‘plan,’’ ‘‘forecast,’’ and similar terms. These statements are based upon MidAmerican Funding’s and/or MidAmerican Energy’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the jurisdictions in which MidAmerican Energy’s facilities are located;

•	changes in governmental, legislative, or regulatory requirements affecting MidAmerican Energy or the electric or gas utility industries;

•	changes in, and compliance with, environmental laws, regulations, decisions and policies that could increase operating and capital improvement costs, reduce plant output and delay plant construction;

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•	changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas;

•
changes in prices and availability for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on energy costs;

•	the financial condition and creditworthiness of significant customers and suppliers;

•	changes in business strategy or development plans;

•
availability, terms and deployment of capital, including severe reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate (“LIBOR”), the base interest rate for MidAmerican Energy’s credit facilities;

•	performance of MidAmerican Energy’s generation facilities, including unscheduled generation outages or repairs;

•	risks relating to nuclear generation;

•
the impact of derivative instruments used to mitigate or manage volume and price risk and interest rate risk and changes in the commodity prices, interest rates and other conditions that affect the value of the derivatives;

•
the impact of increases in healthcare costs, changes in interest rates, mortality, morbidity and investment performance on pension and other postretirement benefits expense, as well as the impact of changes in legislation on funding requirements;

•	changes in MidAmerican Funding’s or MidAmerican Energy’s credit ratings;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generation plants and infrastructure additions;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation and wars, the effects of terrorism, embargos and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding’s or MidAmerican Energy’s filings with the United States Securities and Exchange Commission (“SEC”) or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described in their filings with the SEC, including Item 1A and other discussions contained in this Form 10-Q. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Overview

MidAmerican Energy’s earnings on common stock decreased $12 million to $98 million for the third quarter of 2008 compared to $110 million for the third quarter of 2007. Increased maintenance expense for emergency response and restoration related to storms in the third quarter of 2008 and lower regulated electric margins were partially offset by a decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Additionally, issuances of long-term debt in 2007 and 2008, principally to fund MidAmerican Energy’s construction of additional wind-powered generation capacity in Iowa, and the timing of the use of the related proceeds resulted in higher interest expense and lower interest income compared to the third quarter of 2007. A reduction in income taxes due to benefits from higher tax depreciation from significant capital additions and greater production tax credits in 2008, partially offset the decreases to earnings on common stock. MidAmerican Funding’s net income decreased $13 million to $91 million for the third quarter of 2008 compared to $104 million for the third quarter of 2007.

Regulated Electric Gross Margin

	Three Months
	Ended September 30,
	2008	2007
Gross margin (in millions):
Operating revenues	$552	$537
Less cost of fuel, energy and capacity	206	184
Electric gross margin	$346	$353

Sales (Gigawatt hours (“GWh”)):
Retail	5,596	5,850
Wholesale	3,508	3,097
Total	9,104	8,947

Electric gross margin for the third quarter of 2008 decreased $7 million compared to the third quarter of 2007. Gross margin on electric retail sales decreased $9 million, while gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area, increased $2 million. The decrease in electric retail gross margin was due to lower sales volumes resulting from mild temperatures experienced in the service territory compared to the third quarter of 2007, partially offset by increases due to other usage factors. Additionally, sales of renewable energy credits contributed $5 million to electric retail gross margin for the third quarter of 2008. The improvement in electric wholesale gross margin was due to an increase in wholesale sales volumes resulting from increased generation available from the addition of owned generation and the impact of lower retail sales volumes, substantially offset by an increase in related fuel and energy unit costs.

Regulated Gas Gross Margin

	Three Months
	Ended September 30,
	2008	2007
Gross margin (in millions):
Operating revenues	$192	$146
Less cost of gas sold	154	110
Gas gross margin	$38	$36

Sales (000’s decatherms (“Dths”)):
Retail	6,222	5,536
Wholesale	10,387	11,222
Total	16,609	16,758

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the third quarter of 2007, MidAmerican Energy’s average per-unit cost of gas sold increased 41%, resulting in a $46 million increase in gas revenues and cost of gas sold for the third quarter of 2008. Regulated gas revenues and cost of gas sold decreased $2 million due to the decrease in total sales volumes in the third quarter of 2008.

Regulated Operating Expenses

Maintenance expense of $54 million for the third quarter of 2008 increased $10 million compared to the third quarter of 2007 due to a $14 million increase in emergency response and restoration costs resulting from intense storms in the third quarter of 2008.

Depreciation and amortization expense of $60 million for the third quarter of 2008 decreased $10 million compared to the third quarter of 2007 due to a $15 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Utility plant depreciation expense increased $6 million as a result of additional wind-powered generating facilities placed in service in the fourth quarter of 2007 and the first quarter of 2008. Refer to the “Utility Regulatory Matters” section of Item 7 in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Three Months
	Ended September 30,
	2008	2007
MidAmerican Energy (in millions) -
Nonregulated operating revenues	$360	$299
Less nonregulated cost of sales	337	272
Nonregulated gross margin	$23	$27

MidAmerican Funding Consolidated (in millions) -
Nonregulated operating revenues	$363	$302
Less nonregulated cost of sales	337	272
Nonregulated gross margin	$26	$30

Nonregulated electric retail sales (GWh)	2,517	2,793

Nonregulated revenues and cost of sales for the third quarter of 2008 increased compared to the third quarter of 2007 principally due to higher average prices and costs for nonregulated gas sales. Nonregulated gross margin decreased $4 million for the third quarter of 2008 due primarily to a lower gross margin on nonregulated electric retail sales as a result of increased costs of electricity and the reduction in electric retail sales volumes in the Illinois market.

Non-Operating Income

MidAmerican Energy’s non-operating income for the third quarter of 2008 decreased $10 million compared to the third quarter of 2007 due in part to a $4 million decrease in interest income resulting from a more favorable cash position in the third quarter of 2007 following the issuance of $650 million of long-term debt in June 2007. Additionally, allowance for equity funds decreased $3 million as a result of a greater portion of construction being financed by debt in 2008. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the Federal Energy Regulatory Commission (“FERC”).

Fixed Charges

The $4 million increase in MidAmerican Energy’s interest on long-term debt for the third quarter of 2008 compared to the third quarter of 2007 was primarily due to the issuance of $350 million of 5.3% Senior Notes in March 2008. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $2 million increase in allowance for borrowed funds for the third quarter of 2008 was due to an increase in construction work in progress related to wind-powered generation compared to the third quarter of 2007 and the increased debt discussed above.

Income Taxes

MidAmerican Energy’s income tax expense decreased $13 million to $32 million for the third quarter of 2008 with an effective tax rate of 25% compared to 29% for the third quarter of 2007.

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the third quarter of 2008 include $5 million of additional production tax credits compared to the third quarter of 2007 due to additional wind-powered generation.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Overview

MidAmerican Energy’s earnings on common stock decreased $11 million to $264 million for the first nine months of 2008 compared to $275 million for the first nine months of 2007 due to increased interest costs resulting from the issuance of long-term debt principally to fund MidAmerican Energy’s construction of additional wind-powered generation capacity in Iowa and by a decrease in allowances for equity and borrowed funds used during construction as a result of Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”) being placed in service in June 2007. Additionally, MidAmerican Energy incurred increased maintenance expense due to generation plant outages and greater costs in 2008 for emergency response and restoration related to storms and flooding. The decrease in earnings resulting from these factors was significantly offset by improved margins on regulated electric sales, a reduction in income taxes and lower depreciation related to a regulatory charge for a revenue sharing arrangement in Iowa as a result of lower Iowa electricity equity returns.

Regulated Electric Gross Margin

	Nine Months
	Ended September 30,
	2008	2007
Gross margin (in millions):
Operating revenues	$1,527	$1,484
Less cost of fuel, energy and capacity	571	557
Electric gross margin	$956	$927

Sales (Gigawatt hours (“GWh”)):
Retail	15,844	15,906
Wholesale	10,686	9,489
Total	26,530	25,395

Electric gross margin for the first nine months of 2008 increased $29 million compared to the first nine months of 2007. Gross margin on electric wholesale sales, which include sales of energy to markets operated by regional transmission organizations, other utilities, municipalities and marketers inside and outside of MidAmerican Energy’s balancing authority area, increased $36 million, while gross margin on electric retail sales decreased $7 million. The increase in electric wholesale gross margin was attributable to an increase in wholesale sales volumes and a lower average cost of electricity compared to the first nine months of 2007 due principally to the addition of WSEC Unit 4 in June 2007 and 288 MW (nameplate ratings) of wind-powered generation placed in service in the fourth quarter of 2007 and the first nine months of 2008. The decrease in electric retail gross margin was due to lower sales volumes resulting from mild temperatures experienced in the service territory compared to the first nine months of 2007, offset partially by an improvement in other usage factors and a lower average cost of electricity. Sales of renewable energy credits contributed $8 million to electric retail gross margin in the first nine months of 2008.

Regulated Gas Gross Margin

	Nine Months
	Ended September 30,
	2008	2007
Gross margin (in millions):
Operating revenues	$1,043	$854
Less cost of gas sold	866	684
Gas gross margin	$177	$170

Sales (000’s decatherms (“Dths”)):
Retail	59,287	53,100
Wholesale	32,302	34,892
Total	91,589	87,992

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the first nine months of 2007, MidAmerican Energy’s average per-unit cost of gas sold increased 22%, resulting in a $154 million increase in gas revenues and cost of gas sold for the first nine months of 2008. Regulated gas revenues and cost of gas sold increased $28 million due to the increase in total sales volumes in the first nine months of 2008.

The following table summarizes the variance in gas operating revenues based on the change in gas cost recoveries and margin components (in millions):

Nine Months
Ended September 30,
2008 vs. 2007
Change in recoveries of cost of gas sold:
Average cost per unit	$154
Sales volumes	28
Total change in cost of gas sold	182
Change in margin:
Usage factors	8
Energy efficiency cost recovery	(4)
Other	3
Total revenue variance	$189

Usage factors includes the effect of colder temperatures compared to the first nine months of 2007 and influences on customer usage other than weather, such as technology, energy efficiency and economics. Changes in revenues from the recovery of energy efficiency program costs are substantially matched with corresponding changes in other operating expenses.

Regulated Operating Expenses

Other operating expenses of $305 million for the first nine months of 2008 were unchanged compared to the first nine months of 2007. Fossil-fueled generation operation costs increased $4 million due in part to WSEC Unit 4 beginning commercial operation in June 2007. Additionally, electric distribution costs increased $4 million compared to the first nine months of 2007. These increases were offset by a $6 million decrease in pension and other postretirement costs resulting from lower annual cost estimates and a $5 million decrease in energy efficiency program costs, which was substantially matched by decreases in related electric and gas revenues.

Maintenance expense of $152 million for the first nine months of 2008 increased $23 million compared to the first nine months of 2007 primarily due to a $12 million increase in costs for emergency response and restoration as a result of storms and flooding in 2008. Additionally, fossil-fueled generation plant maintenance costs increased $10 million as a result of outages. Other power generation maintenance expense increased $3 million due to the increase in the number of wind-powered generation facilities in service.

Depreciation and amortization expense of $209 million for the first nine months of 2008 decreased $6 million compared to the first nine months of 2007 due to a $28 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns. Utility plant depreciation expense increased $23 million as a result of additional plant in service, including WSEC Unit 4 placed in service on June 1, 2007, and wind-powered generating facilities placed in service in the fourth quarter of 2007 and the first quarter of 2008. Refer to the “Utility Regulatory Matters” section of Item 7 in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for an explanation of the revenue sharing arrangement.

Nonregulated Gross Margin

	Nine Months
	Ended September 30,
	2008	2007
MidAmerican Energy (in millions) -
Nonregulated operating revenues	$985	$849
Less nonregulated cost of sales	925	783
Nonregulated gross margin	$60	$66

MidAmerican Funding Consolidated (in millions) -
Nonregulated operating revenues	$991	$855
Less nonregulated cost of sales	926	784
Nonregulated gross margin	$65	$71

Nonregulated electric retail sales (GWh)	7,169	7,480

Nonregulated revenues and cost of sales for the first nine months of 2008 increased compared to the first nine months of 2007 principally due to higher average prices and costs related to both nonregulated gas sales and nonregulated electric retail sales. Additionally, nonregulated gas sales volumes increased 9%, while nonregulated electric retail sales volumes decreased 4%. Nonregulated gross margin decreased $6 million for the first nine months of 2008 due primarily to increases in costs of electricity and natural gas.

Non-Operating Income

MidAmerican Energy’s non-operating income for the first nine months of 2008 decreased $20 million compared to the first nine months of 2007 primarily due to a $14 million decrease in allowance for equity funds as a result of the decrease in construction work in progress from WSEC Unit 4 being placed in service in June 2007. As a regulated public utility, MidAmerican Energy is allowed to capitalize, and record as income, a cost of construction for equity funds used, based on guidelines set forth by the FERC. Additionally, interest income decreased $3 million as a result of a more favorable cash position in the third quarter of 2007 following the issuance of $650 million of long-term debt in June 2007.

Fixed Charges

The $27 million increase in MidAmerican Energy’s interest on long-term debt for the first nine months of 2008 compared to the first nine months of 2007 was primarily due to the issuances of $400 million of 5.65% Senior Notes and $250 million of 5.95% Senior Notes in June 2007 and $350 million of 5.3% Senior Notes in March 2008. MidAmerican Energy’s other interest expense decreased $5 million due to a lower balance of the Iowa revenue sharing liability. MidAmerican Energy is allowed to capitalize, and record as a reduction to fixed charges, a cost of construction for debt funds used, based on guidelines set forth by the FERC. The $3 million decrease in allowance for borrowed funds for the first nine months of 2008 was primarily due to a decrease in construction work in progress from WSEC Unit 4 being placed in service in June 2007.

Income Taxes

MidAmerican Energy’s income tax expense decreased $27 million to $88 million for the first nine months of 2008 with an effective tax rate of 25% compared to 29% for the first nine months of 2007.

Federal law currently provides for federal production tax credits for energy produced by renewable electricity generation facilities, including wind-powered generation, for ten years after the in-service date. MidAmerican Energy’s income taxes for the first nine months of 2008 include $13 million of additional production tax credits compared to the first nine months of 2007 due to additional wind-powered generation.

Liquidity and Capital Resources

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external, including cash flows from operations, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which MidAmerican Energy and MidAmerican Funding have access to external financing depends on a variety of factors, including their credit ratings, investors’ judgment of risk and conditions in the overall capital market at the time of marketing, including the condition of the utility industry in general.

In the U.S. and most other economies around the world, recent market and economic conditions have been unprecedented and challenging with more restrictive credit conditions and slow growth through the third quarter of 2008. For the first nine months of 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the economy. In the third quarter, large financial institutions such as Countrywide Financial Corporation, Washington Mutual Savings Bank, the Federal Home Loan Mortgage Association, the Federal National Mortgage Association, Wachovia Corporation, Bear Stearns Companies Inc and Merrill Lynch & Co., Inc. were unable to survive as independent institutions. Lehman Brothers Holdings Inc. was forced to file for bankruptcy. Other surviving institutions such as Citigroup Inc., Goldman Sachs Group, Inc., American International Group, Inc., Morgan Stanley and others required multibillion dollar capital infusions. The U.S. federal government enacted emergency legislation in an attempt to stabilize the economy, increased the federal deposit insurance, invested billions of dollars in financial institutions and is taking other steps to infuse liquidity into the economy. The global nature of this credit crisis led other governments to institute similar measures. These conditions, combined with volatile oil, gas and other commodity prices, declining business and consumer confidence and increased unemployment have in the weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and significantly wider credit spreads. Concern about the general stability of the markets and the credit strength of counterparties has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. Although in some cases, certain strong investment grade regulated utilities have been able to issue debt in the capital markets, the cost of this capital has increased and, if these poor market conditions continue, it may limit our ability to access the bank and debt markets to meet liquidity and capital expenditure needs, resulting in adverse effects on the timing and amount of our capital expenditures, financial condition and results of operations.

As reflected on the Consolidated Statements of Cash Flows, MidAmerican Energy’s net cash provided by operating activities was $581 million and $511 million for the first nine months of 2008 and 2007, respectively. MidAmerican Funding’s net cash provided by operating activities was $551 million and $476 million for the first nine months of 2008 and 2007, respectively. The increase in operating cash flows was primarily due to a reduction in income taxes paid resulting from greater tax depreciation from increased capital additions and greater production tax credits in 2008. The increase resulting from a reduction in income taxes paid was partially offset by greater disbursements for interest and maintenance expense and by greater cash collateral posted for derivative positions.

Utility Construction Expenditures

MidAmerican Energy’s primary need for capital is utility construction expenditures, which totaled $1.1 billion and $879 million for the first nine months of 2008 and 2007, respectively. Utility construction expenditures for 2007 included amounts for the construction of WSEC Unit 4, which was placed into service June 1, 2007. MidAmerican Energy’s utility construction expenditures for 2008, excluding the non-cash allowance for equity funds used during construction, are estimated to be approximately $1.5 billion, which includes $1.0 billion for the wind-powered generation projects discussed below, $91 million for emissions control equipment to address current and anticipated air quality regulations, and $385 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Estimates may change significantly at any time as a result of, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. MidAmerican Energy expects to meet these capital expenditure requirements with short-term borrowings, cash flows from operations and the issuance of long-term debt, however, to the extent this capital is more costly or not available, capital projects may be delayed or cancelled.

On July 27, 2007, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa to be placed in service on or before December 31, 2013. All new wind-powered generation capacity up to the 540 MW will be subject to the 2007 settlement agreement, including 78 MW (nameplate ratings) placed in service in the fourth quarter of 2007 and 87 MW (nameplate ratings) placed in service in the first nine months of 2008. On June 16, 2008 and August 27, 2008, the IUB approved separate settlement agreements between MidAmerican Energy and the OCA for 108 MW (nameplate ratings) and 53 MW (nameplate ratings), respectively. As of September 30, 2008, MidAmerican Energy had 748 MW (nameplate ratings) of operating wind-powered generation capacity and 536 MW (nameplate ratings) of wind-powered generation capacity in Iowa under development or construction that it expects will be placed in service by December 31, 2008. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. MidAmerican Energy continues to pursue additional cost effective wind-powered generation capacity. Refer to Note 14 of Notes to Consolidated Financial Statements included in Item 8 of MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the 2007 settlement agreement.

Refer to the “Environmental Matters” section later in MD&A for additional information regarding capital expenditures for emission control equipment.

Investment Trust Valuation

MidAmerican Energy sponsors a defined benefit pension plan and postretirement benefit plans covering substantially all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. The investments within the associated employee benefit plan trusts incurred market losses of approximately $118 million, or 14%, during the first nine months of 2008. The benefit plan assets and obligations are measured as of December 31 each year. Reductions in plan assets as a result of investment losses may result in a change in individual plan funded status and a decrease (increase) in regulatory assets (liabilities). Changes in the value of plan assets will not have an impact on earnings for 2008; however, reduced benefit plan assets may result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

Nuclear decommissioning trust funds have been established for the Quad Cities Nuclear Station Units 1 and 2 to satisfy MidAmerican Energy’s nuclear decommissioning obligations. These funds will not be needed until decommissioning commences. Current licenses for the Quad Cities Station provide for operation until December 14, 2032. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trusts in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station. The investments within the associated trusts incurred market losses of approximately $27 million, or 10%, during the first nine months of 2008. Should the trust funds continue to experience declines in market value, MidAmerican Energy may be required to take measures, such as making additional contributions to the trusts or providing financial guarantees through letters of credit or guarantees, to assure regulatory authorities that the trusts are adequately funded.

Debt Issuance

On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy and are restricted for the payment of qualified environmental construction costs. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023, to refinance $57 million of pollution control revenue refunding bonds issued on behalf of MidAmerican Energy in 1993. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% Senior Notes due March 15, 2018. The proceeds were used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through October 30, 2010, short-term debt in the form of commercial paper and bank notes aggregating $1.2 billion. MidAmerican Energy currently has in place a revolving credit facility, expiring July 6, 2012, for $645 million that supports $450 million of its commercial paper program and its variable-rate tax-exempt obligations. Additionally, on October 9, 2008, MidAmerican Energy entered into a revolving credit agreement, expiring October 8, 2009, for $250 million that provides support for additional commercial paper capacity.

MidAmerican Energy currently has an effective registration statement with the SEC to issue any amount of long-term securities through October 1, 2011. It also has authorization from the FERC to issue long-term securities totaling up to $1.118 billion through May 14, 2009, and $870 million through October 30, 2010. Regarding annual and multiple year capital projects, MidAmerican Energy has authorizations, expiring May 2, 2009, and May 2, 2011, respectively, from the Illinois Commerce Commission (“ICC”) to issue up to an aggregate of $236 million of long-term debt securities. In October 2008, regarding annual and multiple year capital projects, MidAmerican Energy received additional authorizations from the ICC, expiring October 8, 2010, and October 8, 2012, respectively, to issue up to an aggregate of $870 million of long-term debt securities.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy’s common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy’s equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy’s common equity level were to drop below the required thresholds, MidAmerican Energy’s ability to issue debt could be restricted. As of September 30, 2008, MidAmerican Energy’s common equity ratio was 47% computed on a basis consistent with its commitment.

MidAmerican Funding or one of its subsidiaries, including MidAmerican Energy, may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Any debt securities repurchased by MidAmerican Funding or one of its subsidiaries may be reissued or resold by MidAmerican Funding or one of its subsidiaries from time to time and will depend on prevailing market conditions, the issuing company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2007, there were no material changes outside the normal course of business in MidAmerican Energy’s and MidAmerican Funding’s contractual obligations and commercial commitments from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2007, other than the following debt issuances.  Additionally, refer to “Utility Construction Expenditures” and “Investment Trust Valuation” discussions included in Liquidity and Capital Resources.”

Credit Ratings Risks

On September 18, 2008, Standard & Poor’s placed MidAmerican Energy’s debt credit ratings on CreditWatch with negative implications. As of September 30, 2008, MidAmerican Energy’s senior unsecured debt credit ratings were as follows: Fitch Ratings, “A/stable;” Moody’s Investor Service, “A2/stable;” and Standard & Poor’s, “A-/watch negative.” Debt and preferred securities of MidAmerican Energy are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of MidAmerican Energy’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in credit rating is not an event of default under the applicable debt instruments. MidAmerican Energy’s unsecured revolving credit facility does not require the maintenance of a minimum credit rating level in order to draw upon its availability. However, commitment fees and interest rates under the credit facility are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

A change in MidAmerican Energy’s credit ratings could result in the requirement to post cash collateral, letters of credit or other similar credit support under certain agreements related to its procurement or sale of electricity, natural gas, coal, transportation and other supplies. In accordance with industry practice, MidAmerican Energy’s energy supply and marketing activities may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed certain ratings-dependent threshold levels or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. As of September 30, 2008, MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell one rating below investment grade, its collateral requirements would increase by approximately $226 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, a loss of key MidAmerican Energy generating facilities or other related factors.

Environmental Matters

MidAmerican Energy is subject to federal, state and local laws and regulations with regard to air and water quality, renewable portfolio standards, hazardous and solid waste disposal and other environmental matters. The future costs (beyond existing planned capital expenditures) of complying with applicable environmental laws, regulations and rules cannot be reasonably estimated but are expected to be material to MidAmerican Energy. In particular, future mandates including those associated with addressing the issue of global climate change, may impact the operation of MidAmerican Energy generating facilities and may require MidAmerican Energy to reduce emissions at its facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. MidAmerican Energy is not aware of any proven, commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and gas-fired generation facilities, and MidAmerican Energy is uncertain when, or if, such technology will be commercially available.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the U.S. Environmental Protection Agency (“EPA”). The plan is designed to effectively manage its expenditures required to comply with emissions standards. On April 1, 2008, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. That plan estimated that the cost of incremental capital expenditures for emission control equipment included in its plan for compliance with current air quality requirements would total approximately $360 million for January 1, 2008, through December 31, 2015. Additionally, MidAmerican Energy expected to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. In light of the recent action on the Clean Air Interstate Rule (“CAIR”), as discussed below, MidAmerican Energy will be updating its estimates. Given the uncertainty in air emissions regulation, the change in estimates, if any, cannot be quantified at this time. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

National Ambient Air Quality Standards

The EPA implements national ambient air quality standards for ozone and fine particulate matter, as well as for other criteria pollutants that set the minimum level of air quality for the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area are required to make emissions reductions. A new, more stringent standard for fine particulate matter became effective on December 18, 2006, but is under legal challenge in the United States Court of Appeals for the District of Columbia Circuit. On September 2, 2008, the EPA recommended that all of Scott and Muscatine Counties in Iowa and Rock Island County in Illinois be designated as being in nonattainment of the fine particulate standard adopted in December 2006. MidAmerican Energy’s Riverside coal-fired generating facility is located in Scott County, Iowa and its Louisa coal-fired generating facility is located in Louisa County, adjacent to Muscatine County, Iowa. The Iowa Department of Natural Resources disagrees with the EPA’s recommended nonattainment designation for all of Scott and Muscatine Counties and believes that the nonattainment boundaries should be drawn more narrowly to include only those facilities they believe have caused the monitored exceedances of the standard. The EPA plans to make its final designations regarding nonattainment by December 18, 2008. Until the final designations have been made, it cannot be determined what impact the nonattainment designation may have on the operation of MidAmerican Energy’s facilities.

Regulated Air Pollutants

In March 2005, the EPA released the final CAIR, calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”) emissions in the Eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both because of contributions to downwind nonattainment of the fine particulate matter and ozone standards. The SO2 and NOx emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015. However, on July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit held that the CAIR was fatally flawed and vacated the rule, remanding it to the EPA to consider which states are included in CAIR based on their contribution to nonattainment and connect states’ emission reductions to contributions to nonattainment in addition to distributing allowances appropriately. On September 24, 2008, the EPA and others filed a petition for rehearing to the full court of the CAIR. On October 21, 2008, the United States Court of Appeals for the District of Columbia Circuit, on its own motion, ordered the parties to the appeal to file additional briefs on two issues, including whether the parties seek to have the CAIR vacated and whether the court should stay its mandate until the EPA promulgates a revised rule. Given the court’s ruling, the pending petition for rehearing, and the request for additional briefing, it is unknown when reductions in emissions of SO2 and NOx will be required or the level of any required reductions on MidAmerican Energy’s generation facilities. Under the CAIR, a market for trading SO2 and NOx emission credits had developed. As a result of the rule being vacated, that market has been adversely affected, and the value of credits has declined. While MidAmerican Energy participated in the market for SO2 credits, management does not expect these market declines to be material to MidAmerican Energy.

The Clean Air Mercury Rule (“CAMR”), issued in 2005, set up an emissions trading system to reduce mercury emissions. The rule was unanimously overturned on February 8, 2008, by a three-judge panel of the United States Court of Appeals for the District of Columbia Circuit. On September 17, 2008, the Utility Air Regulatory Group petitioned the United States Supreme Court for a writ of certiorari to review the United States Court of Appeals for the District of Columbia Circuit’s February 8, 2008, decision overturning the rule. The EPA filed a petition to the United States Supreme Court on October 17, 2008, seeking to overturn the lower court’s ruling.

The emissions reductions could be made more stringent by current or future regulatory and legislative proposals at the federal or state levels that would result in significant reductions of SO2, NOx and mercury, as well as carbon dioxide and other gases that may affect global climate change.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility at specific federally protected areas. Some of MidAmerican Energy’s plants meet the threshold applicability criteria under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit state implementation plans by December 2007 to demonstrate reasonable progress toward achieving natural visibility conditions in certain Class I areas by requiring emission controls, known as best available retrofit technology (“BART”), on sources with emissions that are anticipated to cause or contribute to impairment of visibility. Iowa submitted its state implementation plan to the EPA by December 2007 and suggested that the emission reductions already made by MidAmerican Energy and additional reductions that will be made under the CAIR place the state in the position that no further reductions should be required. However, because the court has vacated the CAIR, emissions reductions could be required under the regional haze provisions at MidAmerican Energy’s BART-eligible sources. Until the outcome of the CAIR or its replacement is better known, it is not known whether emissions reductions will be required under this provision.

Refer to the Environmental Regulations section of Item 1 in MidAmerican Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, for a detailed discussion of environmental standards affecting MidAmerican Energy.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the Consolidated Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Consolidated Financial Statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement obligations, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2007. MidAmerican Energy’s and MidAmerican Funding’s critical accounting policies have not changed materially since December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2007. MidAmerican Energy’s and MidAmerican Funding’s exposure to market risk and their management of such risk has not changed materially since December 31, 2007. The recent unprecedented volatility in the capital and credit markets has developed rapidly and may create additional risks in the future. Refer to Note 3 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy’s derivative positions as of September 30, 2008 and December 31, 2007.

Credit Risk

As of September 30, 2008, 80% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale operations was with counterparties having externally rated “investment grade” credit ratings, while an additional 17% of MidAmerican Energy’s credit exposure, net of collateral, from wholesale operations was with counterparties having financial characteristics deemed equivalent to “investment grade” by MidAmerican Energy based on internal review.

For the nine month period ended September 30, 2008, MidAmerican Energy has not experienced a significant increase in customers’ inability to pay, or pay on time, amounts owed to MidAmerican Energy. Management continues to closely monitor credit risks and has heightened collection efforts, including the evaluation of counterparty credit risk. MidAmerican Energy’s bad debt expense has not materially changed for the first nine months of 2008 as compared to 2007.

Interest Rate Risk

As of September 30, 2008, MidAmerican Energy had short- and long-term floating-rate obligations totaling $430 million that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. Changes in floating interest rates have not had a material impact on MidAmerican Energy’s consolidated interest expense for the nine month period ended September 30, 2008.

Refer to the “Liquidity and Capital Resources” discussion in Item 2 of this Form 10-Q for a discussion regarding the current debt markets and the potential impact to MidAmerican Energy.

Item 4(T).	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, MidAmerican Energy and MidAmerican Funding each carried out an evaluation, under the supervision and with the participation of their respective management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of their respective disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, each company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that their respective disclosure controls and procedures were effective to ensure that information required to be disclosed by each company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including their respective company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in MidAmerican Funding’s or MidAmerican Energy’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, their respective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

MidAmerican Funding and its subsidiaries currently have no material legal proceedings. For a discussion of the termination of a previously disclosed legal proceeding, refer to Part II, Item 1 in MidAmerican Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Information regarding MidAmerican Energy’s regulatory and environmental matters is included in the “Utility Regulatory Matters” and “Environmental Matters” sections, respectively, of Item 7 in its Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding’s or MidAmerican Energy’s risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as a part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
Registrants

Date: November 7, 2008	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.