Form 10-Q
period 2015-03-31
MIDAMERICAN FUNDING LLC; MIDAMERICAN ENERGY CO
filed 2015-05-01
CIK 1098296, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

333-190862	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580

(515) 242-4300
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

MidAmerican Funding, LLC	Yes ☒ No ☐	MidAmerican Energy Company	Yes ☒ No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☒

All of the member's equity of MidAmerican Funding, LLC was held by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2015.

All common stock of MidAmerican Energy Company is held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2015, 70,980,203 shares of MidAmerican Energy Company common stock, without par value, were outstanding.

MidAmerican Funding, LLC and MidAmerican Energy Company separately file this combined Form 10-Q. Information relating to each individual registrant is filed by such registrant on its own behalf. MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Funding, LLC.

TABLE OF CONTENTS

PART I

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Companies
BHE	Berkshire Hathaway Energy Company
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
DSM	Demand-side Management
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
IUB	Iowa Utilities Board
MW	Megawatts
MWh	Megawatt Hours

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon MidAmerican Funding's and MidAmerican Energy's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of MidAmerican Funding or MidAmerican Energy and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•
general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including reliability and safety standards, affecting MidAmerican Energy's operations or related industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce generating facility output, accelerate generating facility retirements or delay generating facility construction or acquisition;

•
the outcome of rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies and MidAmerican Energy's ability to recover costs in rates in a timely manner;

•
changes in economic, industry, competition or weather conditions, as well as demographic trends, new technologies and various conservation, energy efficiency and distributed generation measures and programs, that could affect customer growth and usage, electricity and natural gas supply or MidAmerican Energy's ability to obtain long-term contracts with customers and suppliers;

•	a high degree of variance between actual and forecasted load or generation that could impact MidAmerican Energy's hedging strategy;

•	performance and availability of MidAmerican Energy's generating facilities, including the impacts of outages and repairs, transmission constraints, weather, including wind, and operating conditions;

•
changes in prices, availability and demand for wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

ii

•	the financial condition and creditworthiness of MidAmerican Energy's significant customers and suppliers;

•	changes in business strategy or development plans;

•
availability, terms and deployment of capital, including reductions in demand for investment grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for MidAmerican Energy's credit facilities;

•	changes in MidAmerican Energy's credit ratings;

•	risks relating to nuclear generation;

•
the impact of certain contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of certain contracts;

•	the impact of inflation on costs and MidAmerican Energy's ability to recover such costs in regulated rates;

•	increases in employee healthcare costs, including the implementation of the Affordable Care Act;

•
the impact of investment performance and changes in interest rates, legislation, healthcare cost trends, mortality and morbidity on pension and other postretirement benefits expense and funding requirements;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generating facilities and infrastructure additions;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on MidAmerican Funding's or MidAmerican Energy's consolidated financial results;

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond MidAmerican Energy's control or by a breakdown or failure of its operating assets, including storms, floods, fires, explosions, litigation, wars, terrorism and embargoes; and

•
other business or investment considerations that may be disclosed from time to time in MidAmerican Funding's or MidAmerican Energy's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting MidAmerican Funding or MidAmerican Energy are described in their filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10-Q. MidAmerican Funding and MidAmerican Energy undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

iii

PART I

Item 1.	Financial Statements

MidAmerican Energy Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company (the "Company") as of March 31, 2015, and the related statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and statement of capitalization (not presented herein) of MidAmerican Energy Company as of December 31, 2014, and the related statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 1, 2015

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2015	December 31, 2014
ASSETS
Utility plant, net:
Electric	$13,433	$13,426
Gas	1,450	1,432
Gross utility plant in service	14,883	14,858
Accumulated depreciation and amortization	(4,968)	(4,954)
Utility plant in service, net	9,915	9,904
Construction work in progress	677	606
Total utility plant, net	10,592	10,510
Current assets:
Cash and cash equivalents	—	29
Receivables, net	390	433
Income taxes receivable	327	307
Inventories	151	185
Other	94	87
Total current assets	962	1,041
Other assets:
Regulatory assets	902	908
Investments and nonregulated property, net	647	634
Other	145	164
Total other assets	1,694	1,706
Total assets	$13,248	$13,257
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Energy common shareholder's equity	$4,346	$4,250
Long-term debt, excluding current portion	3,629	3,630
Total capitalization	7,975	7,880
Current liabilities:
Short-term debt	65	50
Current portion of long-term debt	431	426
Accounts payable	276	392
Taxes accrued	108	128
Interest accrued	35	40
Other	120	131
Total current liabilities	1,035	1,167
Other liabilities:
Deferred income taxes	2,681	2,663
Asset retirement obligations	438	432
Regulatory liabilities	838	837
Other	281	278
Total other liabilities	4,238	4,210
Total capitalization and liabilities	$13,248	$13,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014
Operating revenue:
Regulated electric	$426	$450
Regulated gas	295	511
Nonregulated	225	264
Total operating revenue	946	1,225

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	122	146
Cost of gas sold	201	409
Other operating expenses	117	109
Maintenance	49	44
Depreciation and amortization	100	85
Property and other taxes	33	32
Total regulated operating costs and expenses	622	825
Nonregulated:
Cost of sales	212	241
Other	6	6
Total nonregulated operating costs and expenses	218	247
Total operating costs and expenses	840	1,072

Operating income	106	153

Non-operating income:
Allowance for equity funds	5	9
Other, net	4	2
Total non-operating income	9	11

Fixed charges:
Interest on long-term debt	44	40
Allowance for borrowed funds	(2)	(4)
Total fixed charges	42	36

Income before income tax benefit	73	128
Income tax benefit	(21)	(29)

Net income	$94	$157

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Net income	$94	$157

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $- and $1	—	1
Unrealized gains on cash flow hedges, net of tax of $2 and $10	2	14
Total other comprehensive income, net of tax	2	15

Comprehensive income	$96	$172

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Equity

Balance, December 31, 2013	$561	$3,295	$(11)	$3,845
Net income	—	157	—	157
Other comprehensive income	—	—	15	15
Balance, March 31, 2014	$561	$3,452	$4	$4,017

Balance, December 31, 2014	$561	$3,712	$(23)	$4,250
Net income	—	94	—	94
Other comprehensive income	—	—	2	2
Balance, March 31, 2015	$561	$3,806	$(21)	$4,346

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$94	$157
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	100	85
Deferred income taxes and amortization of investment tax credits	—	(16)
Changes in other assets and liabilities	11	12
Other, net	7	(8)
Changes in other operating assets and liabilities:
Receivables, net	43	(156)
Inventories	34	61
Derivative collateral, net	15	(32)
Pension and other postretirement benefit plans	(2)	—
Accounts payable	(45)	44
Taxes accrued, net	(40)	(31)
Other current assets and liabilities	(11)	(20)
Net cash flows from operating activities	206	96

Cash flows from investing activities:
Utility construction expenditures	(244)	(179)
Purchases of available-for-sale securities	(27)	(23)
Proceeds from sales of available-for-sale securities	19	22
Other, net	2	3
Net cash flows from investing activities	(250)	(177)

Cash flows from financing activities:
Net proceeds from short-term debt	15	—
Net cash flows from financing activities	15	—

Net change in cash and cash equivalents	(29)	(81)
Cash and cash equivalents at beginning of period	29	194
Cash and cash equivalents at end of period	$—	$113

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's nonregulated subsidiaries include Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct, wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), which is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2015, and for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2014, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2015.

(2)	New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, which amends FASB Accounting Standards Codification ("ASC") Subtopic 835-30, "Interest - Imputation of Interest." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	(Losses) Gains	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	(Loss) Income, Net

Balance, December 31, 2013	$(4)	$(7)	$(11)
Other comprehensive income	1	14	15
Balance, March 31, 2014	$(3)	$7	$4

Balance, December 31, 2014	$(3)	$(20)	$(23)
Other comprehensive income	—	2	2
Balance, March 31, 2015	$(3)	$(18)	$(21)

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 6.

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2015	2014

Federal statutory income tax rate	35%	35%
Income tax credits	(57)	(54)
State income tax, net of federal income tax benefit	4	2
Effects of ratemaking	(10)	(5)
Other, net	(1)	(1)
Effective income tax rate	(29)%	(23)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. For the three-month periods ended March 31, 2015 and 2014, MidAmerican Energy did not have any cash transactions for income taxes with BHE.

(5)	Employee Benefit Plans

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. MidAmerican Energy also sponsors certain postretirement healthcare and life insurance benefits covering substantially all retired employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc.

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014
Pension:
Service cost	$3	$3
Interest cost	8	9
Expected return on plan assets	(11)	(11)
Net amortization	—	1
Net periodic benefit cost	$—	$2

Other postretirement:
Service cost	$2	$1
Interest cost	2	2
Expected return on plan assets	(4)	(3)
Net amortization	(1)	(1)
Net periodic benefit cost (benefit)	$(1)	$(1)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2015. As of March 31, 2015, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(6)	Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets, which creates contractual obligations to provide electric and natural gas services. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

MidAmerican Energy has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, MidAmerican Energy uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. MidAmerican Energy manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, MidAmerican Energy may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate its exposure to interest rate risk. MidAmerican Energy does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Note 7 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Current Assets - Other	Other Assets - Other	Current Liabilities - Other	Other Liabilities - Other	Total
As of March 31, 2015:
Not designated as hedging contracts(1):
Commodity assets	$11	$4	$8	$—	$23
Commodity liabilities	—	(1)	(35)	(3)	(39)
Total	11	3	(27)	(3)	(16)

Designated as hedging contracts:
Commodity assets	—	—	4	1	5
Commodity liabilities	—	—	(20)	(19)	(39)
Total	—	—	(16)	(18)	(34)

Total derivatives	11	3	(43)	(21)	(50)
Cash collateral receivable	—	—	23	6	29
Total derivatives - net basis	$11	$3	$(20)	$(15)	$(21)

As of December 31, 2014:
Not designated as hedging contracts(1):
Commodity assets	$14	$3	$19	$1	$37
Commodity liabilities	—	—	(69)	(4)	(73)
Total	14	3	(50)	(3)	(36)

Designated as hedging contracts:
Commodity assets	—	—	4	2	6
Commodity liabilities	—	—	(27)	(17)	(44)
Total	—	—	(23)	(15)	(38)

Total derivatives	14	3	(73)	(18)	(74)
Cash collateral receivable	—	—	42	5	47
Total derivatives - net basis	$14	$3	$(31)	$(13)	$(27)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2015 and December 31, 2014, a net regulatory asset of $18 million and $38 million, respectively, was recorded related to the net derivative liability of $16 million and $36 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014

Beginning balance	$38	$10
Changes in fair value recognized in net regulatory assets	2	42
Net losses reclassified to operating revenue	(16)	(19)
Net losses reclassified to cost of gas sold	(6)	(1)
Ending balance	$18	$32

The following table summarizes the pre-tax gains (losses) included on the Statements of Operations associated with MidAmerican Energy's commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014

Nonregulated operating revenue	$3	$(9)
Regulated cost of gas sold	1	—
Nonregulated cost of sales	(4)	21
Total	$—	$12

Designated as Hedging Contracts

MidAmerican Energy uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers. The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive (income) loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014

Beginning balance	$34	$11
Changes in fair value recognized in OCI	(6)	(58)
Net gains reclassified to nonregulated cost of sales	2	34
Ending balance	$30	$(13)

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as nonregulated operating revenue or nonregulated cost of sales depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2015 and 2014, hedge ineffectiveness was a pre-tax gain of $1 million and $- million, respectively. As of March 31, 2015, MidAmerican Energy had cash flow hedges with expiration dates extending through December 2019, and $16 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2015	2014

Electricity purchases	Megawatt hours	15	14
Natural gas purchases	Decatherms	16	19

Credit Risk

MidAmerican Energy is exposed to counterparty credit risk associated with wholesale energy supply and marketing activities with other utilities, energy marketing companies, financial institutions and other market participants. Additionally, MidAmerican Energy participates in the regional transmission organization ("RTO") markets and has indirect credit exposure related to other participants, although RTO credit policies are designed to limit exposure to credit losses from individual participants. Credit risk may be concentrated to the extent MidAmerican Energy's counterparties have similar economic, industry or other characteristics and due to direct or indirect relationships among the counterparties. Before entering into a transaction, MidAmerican Energy analyzes the financial condition of each significant wholesale counterparty, establishes limits on the amount of unsecured credit to be extended to each counterparty, and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To further mitigate wholesale counterparty credit risk, MidAmerican Energy enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. If required, MidAmerican Energy exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2015, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $39 million and $52 million as of March 31, 2015 and December 31, 2014, respectively, for which MidAmerican Energy had posted collateral of $- million at each date. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2015 and December 31, 2014, MidAmerican Energy would have been required to post $31 million and $36 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)	Fair Value Measurements

The carrying value of MidAmerican Energy's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that MidAmerican Energy has the ability to access at the measurement date.

•
Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 — Unobservable inputs reflect MidAmerican Energy's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including its own data.

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2015:
Assets:
Commodity derivatives	$—	$13	$15	$(14)	$14
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	140	—	—	—	140
International government obligations	—	1	—	—	1
Corporate obligations	—	38	—	—	38
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	241	—	—	—	241
International companies	5	—	—	—	5
Investment funds	4	—	—	—	4
	$391	$56	$41	$(14)	$474

Liabilities - commodity derivatives	$(17)	$(55)	$(6)	$43	$(35)

As of December 31, 2014:
Assets:
Commodity derivatives	$1	$18	$24	$(26)	$17
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	1	—	—	1
Corporate obligations	—	39	—	—	39
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	238	—	—	—	238
International companies	5	—	—	—	5
	$381	$62	$50	$(26)	$467

Liabilities - commodity derivatives	$(18)	$(87)	$(12)	$73	$(44)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $29 million and $47 million as of March 31, 2015 and December 31, 2014, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and nonregulated property, net on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 6 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

MidAmerican Energy's investments in money market mutual funds and debt and equity securities are stated at fair value and are accounted for as available-for-sale securities. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy's investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	Commodity Derivatives	Auction Rate Securities
2015:
Beginning balance	$12	$26
Changes included in earnings(1)	2	—
Changes in fair value recognized in OCI	1	—
Settlements	(6)	—
Ending balance	$9	$26

2014:
Beginning balance	$(3)	$23
Changes included in earnings(1)	(6)	—
Changes in fair value recognized in OCI	3	2
Changes in fair value recognized in net regulatory assets	3	—
Settlements	1	—
Ending balance	$(2)	$25

(1)
Changes included in earnings are reported as nonregulated operating revenue on the Statements of Operations. For commodity derivatives held as of March 31, 2015 and 2014, net unrealized gains (losses) included in earnings for the three-month periods ended March 31, 2015 and 2014, totaled $3 million and $(1) million, respectively.

MidAmerican Energy's long-term debt is carried at cost on the Financial Statements. The fair value of MidAmerican Energy's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy's long-term debt (in millions):

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,060	$4,653	$4,056	$4,581

(8)	Commitments and Contingencies

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its financial results.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations.

(9)	Segment Information

MidAmerican Energy has identified three reportable segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014
Operating revenue:
Regulated electric	$426	$450
Regulated gas	295	511
Nonregulated energy	225	264
Total operating revenue	$946	$1,225

Depreciation and amortization:
Regulated electric	$90	$75
Regulated gas	10	10
Total depreciation and amortization	$100	$85

Operating income:
Regulated electric	$53	$83
Regulated gas	47	58
Nonregulated energy	6	12
Total operating income	$106	$153

	As of
	March 31, 2015	December 31, 2014
Total assets:
Regulated electric	$11,959	$11,859
Regulated gas	1,138	1,231
Nonregulated energy	151	167
Total assets	$13,248	$13,257

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries (the "Company") as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statement of capitalization (not presented herein) of MidAmerican Funding, LLC and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 1, 2015

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2015	December 31, 2014
ASSETS
Utility plant, net:
Electric	$13,433	$13,426
Gas	1,450	1,432
Gross utility plant in service	14,883	14,858
Accumulated depreciation and amortization	(4,968)	(4,954)
Utility plant in service, net	9,915	9,904
Construction work in progress	677	606
Total utility plant, net	10,592	10,510
Current assets:
Cash and cash equivalents	1	30
Receivables, net	392	437
Income taxes receivable	320	303
Inventories	151	185
Other	94	87
Total current assets	958	1,042
Other assets:
Goodwill	1,270	1,270
Regulatory assets	902	908
Investments and nonregulated property, net	664	651
Other	145	163
Total other assets	2,981	2,992
Total assets	$14,531	$14,544
CAPITALIZATION AND LIABILITIES
Capitalization:
MidAmerican Funding member's equity	$5,175	$5,073
Long-term debt, excluding current portion	3,954	3,955
Total capitalization	9,129	9,028
Current liabilities:
Short-term debt	65	50
Current portion of long-term debt	431	426
Note payable to affiliate	132	136
Accounts payable	276	392
Taxes accrued	108	128
Interest accrued	37	48
Other	120	131
Total current liabilities	1,169	1,311
Other liabilities:
Deferred income taxes	2,675	2,657
Asset retirement obligations	438	432
Regulatory liabilities	838	837
Other	282	279
Total other liabilities	4,233	4,205
Total capitalization and liabilities	$14,531	$14,544

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014
Operating revenue:
Regulated electric	$426	$450
Regulated gas	295	511
Nonregulated	230	269
Total operating revenue	951	1,230

Operating costs and expenses:
Regulated:
Cost of fuel, energy and capacity	122	146
Cost of gas sold	201	409
Other operating expenses	117	109
Maintenance	49	44
Depreciation and amortization	100	85
Property and other taxes	33	32
Total regulated operating costs and expenses	622	825
Nonregulated:
Cost of sales	216	241
Other	6	11
Total nonregulated operating costs and expenses	222	252
Total operating costs and expenses	844	1,077

Operating income	107	153

Non-operating income:
Allowance for equity funds	5	9
Other, net	17	5
Total non-operating income	22	14

Fixed charges:
Interest on long-term debt	50	46
Allowance for borrowed funds	(2)	(4)
Total fixed charges	48	42

Income before income tax benefit	81	125
Income tax benefit	(18)	(30)

Net income	$99	$155

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Net income	$99	$155

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $- and $1	—	1
Unrealized gains on cash flow hedges, net of tax of $2 and $10	2	14
Total other comprehensive income, net of tax	2	15

Comprehensive income	$101	$170

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Equity

Balance, December 31, 2013	$1,679	$3,009	$(11)	$4,677
Net income	—	155	—	155
Other comprehensive income	—	—	15	15
Balance, March 31, 2014	$1,679	$3,164	$4	$4,847

Balance, December 31, 2014	$1,679	$3,417	$(23)	$5,073
Net income	—	99	—	99
Other comprehensive income	—	—	2	2
Other equity transactions	—	1	—	1
Balance, March 31, 2015	$1,679	$3,517	$(21)	$5,175

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$99	$155
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	100	85
Deferred income taxes and amortization of investment tax credits	—	(16)
Changes in other assets and liabilities	11	12
Other, net	(6)	(5)
Changes in other operating assets and liabilities:
Receivables, net	44	(155)
Inventories	34	61
Derivative collateral, net	15	(32)
Pension and other postretirement benefit plans	(2)	—
Accounts payable	(45)	44
Taxes accrued, net	(37)	(32)
Other current assets and liabilities	(16)	(25)
Net cash flows from operating activities	197	92

Cash flows from investing activities:
Utility construction expenditures	(244)	(179)
Purchases of available-for-sale securities	(27)	(23)
Proceeds from sales of available-for-sale securities	19	22
Proceeds from sales of investments	13	—
Other, net	2	6
Net cash flows from investing activities	(237)	(174)

Cash flows from financing activities:
Net change in note payable to affiliate	(4)	2
Net proceeds from short-term debt	15	—
Net cash flows from financing activities	11	2

Net change in cash and cash equivalents	(29)	(80)
Cash and cash equivalents at beginning of period	30	194
Cash and cash equivalents at end of period	$1	$114

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2015, and for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2014, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2015.

Refer to Note 1 of MidAmerican Energy's Notes to Financial Statements.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)	Components of Accumulated Other Comprehensive Income (Loss), Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2015	2014

Federal statutory income tax rate	35%	35%
Income tax credits	(51)	(55)
State income tax, net of federal income tax benefit	4	2
Effects of ratemaking	(9)	(5)
Other, net	(1)	(1)
Effective income tax rate	(22)%	(24)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. For the three-month periods ended March 31, 2015 and 2014, MidAmerican Funding did not have any cash transactions for income taxes with BHE.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Risk Management and Hedging Activities

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Fair Value Measurements

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements.

MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,385	$5,094	$4,381	$5,012

(8)	Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

(9)    Segment Information

MidAmerican Funding has identified three reportable segments: regulated electric, regulated gas and nonregulated energy. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. The nonregulated energy segment derives most of its revenue from nonregulated retail electric and gas activities. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014
Operating revenue:
Regulated electric	$426	$450
Regulated gas	295	511
Nonregulated energy	225	264
Other	5	5
Total operating revenue	$951	$1,230

Depreciation and amortization:
Regulated electric	$90	$75
Regulated gas	10	10
Total depreciation and amortization	$100	$85

Operating income:
Regulated electric	$53	$83
Regulated gas	47	58
Nonregulated energy	6	12
Other	1	—
Total operating income	$107	$153

	As of
	March 31, 2015	December 31, 2014
Total assets(1):
Regulated electric	$13,150	$13,050
Regulated gas	1,217	1,310
Nonregulated energy	151	167
Other	13	17
Total assets	$14,531	$14,544

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding is an Iowa limited liability company whose sole member is BHE. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy, Midwest Capital Group, Inc. and MEC Construction Services Co. MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa. MHC Inc., MidAmerican Funding and BHE are also headquartered in Des Moines, Iowa.

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Funding and its subsidiaries and MidAmerican Energy as presented in this joint filing. Information in Management's Discussion and Analysis related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the historical unaudited Financial Statements and Notes to Financial Statements in Item 1 of this Form 10-Q. MidAmerican Energy's and MidAmerican Funding's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2015 and 2014

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2015 was $94 million, a decrease of $63 million, or 40%, compared to 2014 due to changes in regulated electric retail rate structure in Iowa related to seasonal pricing, partially offset by higher retail rates, lower natural gas margins from colder than normal winter temperatures in 2014, greater depreciation and amortization expense from utility plant additions, a decrease in federal income tax benefits from lower recognized production tax credits, higher maintenance costs related to wind-powered generating facilities, higher interest on long-term debt primarily from the issuance of first mortgage bonds in April 2014, net of the effect of a related debt retirement in May 2014, and lower AFUDC, partially offset by higher electric transmission revenue from MidAmerican Energy's Multi-Value Projects ("MVPs").

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2015 was $99 million, a decrease of $56 million, or 36%, compared to 2014. In addition to the changes in MidAmerican Energy's earnings discussed above, MidAmerican Funding recognized an $8 million after-tax gain on the sale of an investment in a generating facility lease in the first quarter of 2015.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	First Quarter
	2015	2014	Change
Gross margin (in millions):
Operating revenue	$426	$450	$(24)	(5)%
Cost of fuel, energy and capacity	122	146	(24)	(16)
Gross margin	$304	$304	$—	—

Electricity Sales (GWh):
Residential	1,743	1,867	(124)	(7)%
Small general service	996	1,092	(96)	(9)
Large general service	2,692	2,415	277	11
Other	400	413	(13)	(3)
Total retail	5,831	5,787	44	1
Wholesale	2,850	2,862	(12)	—
Total sales	8,681	8,649	32	—

Average number of retail customers (in thousands)	750	744	6	1%

Average revenue per MWh:
Retail	$61.25	$62.93	$(1.68)	(3)%
Wholesale	$19.49	$26.55	$(7.06)	(27)%

Heating degree days	3,329	3,815	(486)	(13)%

Sources of energy (GWh)(1):
Coal	4,562	4,747	(185)	(4)%
Nuclear	876	992	(116)	(12)
Natural gas	(5)	19	(24)	*
Wind and other(2)	2,641	2,341	300	13
Total energy generated	8,074	8,099	(25)	—
Energy purchased	693	814	(121)	(15)
Total	8,767	8,913	(146)	(2)

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Electric gross margin for the first quarter of 2015 was unchanged compared to 2014 due to higher MVP transmission revenue of $5 million, lower wholesale gross margin of $4 million and lower retail gross margin of $1 million. MidAmerican Energy's MVP revenue is expected to increase as the projects are constructed over the next two years. Wholesale gross margin decreased due to a lower average margin per megawatt hour sold. Wholesale includes sales of electricity principally to markets operated by regional transmission organizations. Retail gross margin decreased due to $17 million from lower electric retail rates and $8 million from lower sales volumes for weather-sensitive customers in 2015 due to colder than normal winter temperatures in 2014, offset by $15 million from higher recoveries through adjustment clauses, including DSM, $6 million from lower generation costs for retail and $3 million primarily from greater industrial sales volumes and customer growth. The decrease in electric rates reflects changes in Iowa rate structure related to seasonal pricing that were effective with the implementation of final Iowa base rates in August 2014 and result in a greater differential between higher rates from June to September and lower rates in the remaining months, partially offset by higher retail rates of $45 million annually, effective January 2015, for the second step of the 2014 Iowa rate increase and $16 million annually in Illinois, effective December 2014.

Regulated Gas Gross Margin

A comparison of key operating results related to regulated gas gross margin is as follows:

	First Quarter
	2015	2014	Change
Gross margin (in millions):
Operating revenue	$295	$511	$(216)	(42)%
Cost of gas sold	201	409	(208)	(51)
Gross margin	$94	$102	$(8)	(8)

Natural gas throughput (000's Dth):
Residential	25,031	29,317	(4,286)	(15)%
Small general service	12,108	14,089	(1,981)	(14)
Large general service	1,543	1,605	(62)	(4)
Other	22	27	(5)	(19)
Total retail sales	38,704	45,038	(6,334)	(14)
Wholesale sales	12,317	7,901	4,416	56
Total sales	51,021	52,939	(1,918)	(4)
Gas transportation service	23,969	25,783	(1,814)	(7)
Total gas throughput	74,990	78,722	(3,732)	(5)

Average number of retail customers (in thousands)	734	727	7	1%
Average revenue per retail Dth sold	$6.35	$9.73	$(3.38)	(35)%
Average cost of natural gas per retail Dth sold	$4.18	$7.72	$(3.54)	(46)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.93	$7.73	$(3.80)	(49)%

Heating degree days	3,448	3,954	(506)	(13)%

Regulated gas gross margin for the first quarter of 2015 decreased $8 million compared to 2014 due to lower retail sales volumes in 2015 primarily as a result of colder than normal winter temperatures in 2014. Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the first quarter of 2015, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 49%, resulting in a decrease of $194 million in gas revenue and cost of gas sold compared to 2014. Additionally, the decrease in total sales volumes compared to 2014 decreased revenue and cost of gas sold for the first quarter of 2014.

Regulated Operating Costs and Expenses

Other operating expenses of $117 million for the first quarter of 2015 increased $8 million compared to 2014 due to $10 million of higher DSM program costs, which are matched by increases in regulated electric and gas revenue and $2 million of higher transmission operations costs, partially offset by a decrease in pension and postretirement costs and other operations costs.

Maintenance expense of $49 million for the first quarter of 2015 increased $5 million compared to 2014 due to higher wind-powered generating facility maintenance costs.

Depreciation and amortization expense of $100 million for the first quarter of 2015 increased $15 million compared to 2014 due to utility plant additions, including 511 MW (nominal ratings) of wind-powered generating facilities.

Nonregulated Gross Margin

MidAmerican Energy -

	First Quarter
	2015	2014	Change
Gross margin (in millions):
Nonregulated operating revenue	$225	$264	$(39)	(15)%
Nonregulated cost of sales	212	241	(29)	(12)
Nonregulated gross margin	$13	$23	$(10)	(43)

Nonregulated electric sales (GWh)	2,474	2,234	240	11%

Nonregulated gas sales (000's Dth)	10,272	11,390	(1,118)	(10)%

For the first quarter of 2015 compared to 2014, nonregulated operating revenue and cost of sales decreased due to lower prices and per-unit costs, respectively, on lower gas volumes, partially offset by an increase in nonregulated electric volumes. Nonregulated gross margin decreased due to lower average margins per unit sold on nonregulated electric and gas sales, lower nonregulated gas sales and lower income from the portion of margins on regulated gas wholesale sales that is retained by MidAmerican Energy, partially offset by higher nonregulated electric sales.

Non-Operating Income

MidAmerican Energy -

Allowance for equity funds of $5 million for the first quarter of 2015 decreased $4 million compared to 2014 primarily due to lower construction work-in-progress balances related to the installation of emissions control equipment at a number of MidAmerican Energy's jointly owned generating facilities.

MidAmerican Funding -

MidAmerican Funding's other, net of $17 million for the first quarter of 2015 increased $12 million compared to 2014 primarily due to a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

Fixed Charges

MidAmerican Energy -

Interest on long-term debt of $44 million for the first quarter of 2015 increased $4 million compared to 2014 due to higher interest expense from the issuance of first mortgage bonds totaling $850 million in April 2014, partially offset by a decrease in interest expense from the redemption of $350 million of 4.65% senior notes in May 2014.

Allowance for borrowed funds of $2 million for the first quarter of 2015 decreased $2 million compared to 2014 primarily due to lower construction work-in-progress balances related to the installation of emissions control equipment at a number of MidAmerican Energy's jointly owned generating facilities.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit was $21 million for the first quarter of 2015, a decrease of $8 million compared to $29 million for 2014, with an effective tax rate of (29)% for 2015 and (23)% for 2014. The decrease in income tax benefit for the first quarter of 2015 was due to a decrease in recognized production tax credits, partially offset by the impact of a lower pre-tax income.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service. Production tax credits recognized in the first quarter of 2015 were $41 million, or $27 million lower than the first quarter of 2014, while production tax credits earned in the first quarter of 2015 were $58 million, or $4 million higher than the first quarter of 2014 primarily due to wind-powered generation placed in service in late 2014. The difference between production tax credits recognized and earned of $17 million as of March 31, 2015 will be recorded in earnings over the remainder of 2015.

MidAmerican Funding -

MidAmerican Funding's income tax benefit was $18 million for the first quarter of 2015, a decrease of $12 million compared to $30 million for 2014, with an effective tax rate of (22)% for 2015 and (24)% for 2014. The change in the income tax benefit and effective tax rates was due principally to the factors discussed for MidAmerican Energy, partially offset by income tax expense related to the gain on the sale of an investment in a generating facility lease in 2015.

Liquidity and Capital Resources

As of March 31, 2015, MidAmerican Energy's total net liquidity was $345 million consisting of $605 million of credit facilities reduced by $195 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations and $65 million of short-term debt. As of March 31, 2015, MidAmerican Funding's total net liquidity was $350 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2015 and 2014, were $206 million and $96 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2015 and 2014, were $197 million and $92 million, respectively. The increases were predominantly due to the impact of receivables and payables, largely attributable to the fluctuation in the cost of natural gas, and lower collateral requirements related to derivative positions.

In December 2014, the Tax Increase Prevention Act of 2014 (the "Act") was signed into law, extending the 50% bonus depreciation for qualifying property purchased and placed in-service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. Production tax credits were extended for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2014. As a result of the timing of the Act and MidAmerican Energy's income tax cash flows with BHE, MidAmerican Energy had a federal income tax receivable of $327 million as of March 31, 2015, which is expected to benefit cash flows from operations in 2015. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2015 and 2014, were $(250) million and $(177) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2015 and 2014, were $(237) million and $(174) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2015 principally due to expenditures for the construction of wind-powered generating facilities and transmission MVPs. Purchases and proceeds related to available-for-sale securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2015 and 2014 were $15 million and $- million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2015 and 2014, were $11 million and $2 million, respectively. In 2015, MidAmerican Energy received $15 million through its commercial paper program. MidAmerican Funding paid $4 million in 2015 and received $2 million in 2014 through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through June 30, 2016, commercial paper and bank notes aggregating $605 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of up to 400 basis points. MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue up to $800 million of long-term debt securities through November 12, 2016. Additionally, MidAmerican Energy has authorization from the FERC to issue through March 31, 2017, long-term securities totaling up to $1.70 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points. MidAmerican Energy has authorizations from the Illinois Commerce Commission to issue up to an aggregate of $800 million of additional long-term debt securities, of which $50 million expires December 19, 2015, and $750 million expires December 9, 2016.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of March 31, 2015, MidAmerican Energy's common equity ratio was 51% computed on a basis consistent with its commitment.

Future Uses of Cash

MidAmerican Energy and MidAmerican Funding have available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which MidAmerican Energy and MidAmerican Funding have access to external financing depends on a variety of factors, including their credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

Utility Construction Expenditures

MidAmerican Energy's primary need for capital is utility construction expenditures. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning and associated operating costs are generally incorporated into MidAmerican Energy's regulated retail rates.

MidAmerican Energy's forecast utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.5 billion for 2015 and include:

•
$799 million for the construction of 657 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2015, including 162 MW (nominal ratings) approved by the IUB in February 2015.

•
$168 million for transmission MVPs investments. MidAmerican Energy has approval from the Midcontinent Independent System Operator, Inc. for the construction of four MVPs located in Iowa and Illinois, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, with remaining expenditures predominantly in 2015 and 2016.

•	Remaining costs primarily relate to routine expenditures for distribution, generation, transmission and other infrastructure needed to serve existing and expected demand.

In April 2015, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 552 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service by the end of 2016. The filing, which is subject to IUB approval, establishes a cost cap of $903 million, including AFUDC, and provides for a fixed rate of return on equity of 11.5% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy has requested IUB approval by the end of the third quarter of 2015.

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2014.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of MidAmerican Energy's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of MidAmerican Energy's and MidAmerican Funding's Annual Report on Form 10‑K for the year ended December 31, 2014.

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California’s order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard; and 2) areas that contain any stationary source that, according to the EPA’s data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy’s George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest in, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of sulfur dioxide and having an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its' determinations and Iowa intends to submit such updated and supporting information by the specified deadline of September 18, 2015. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision is expected by the end of June 2015. The outcome of the United States Supreme Court's decision is uncertain and until the court renders its decision or otherwise implements a stay of the MATS requirements, MidAmerican Energy is proceeding to fulfill its legal obligations to comply with the MATS, including retiring the Walter Scott, Jr. Energy Center Units 1 and 2 coal-fueled generating facilities and ceasing the utilization of coal at the Riverside Generating Station.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 14, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, MidAmerican Energy owns or operates seven surface impoundments and four landfills that contain coal combustion byproducts. MidAmerican Energy is assessing the requirements of the final rule to determine required compliance activities and the associated costs.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2015, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

MidAmerican Funding and MidAmerican Energy have no credit rating downgrade triggers that would accelerate the maturity dates of its outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. MidAmerican Energy's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2015, MidAmerican Energy would have been required to post $232 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Financial Statements in Item 1 of this Form 10-Q for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting MidAmerican Energy and MidAmerican Funding, see Item 7A of their Annual Report on Form 10-K for the year ended December 31, 2014. MidAmerican Energy's and MidAmerican Funding's exposure to market risk and their management of such risk has not changed materially since December 31, 2014. Refer to Note 6 of Notes to Financial Statements in Item 1 of this Form 10-Q for disclosure of MidAmerican Energy's derivative positions as of March 31, 2015.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company (MidAmerican Energy or MidAmerican Funding, as applicable) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to MidAmerican Funding's or MidAmerican Energy's risk factors from those disclosed in Item 1A of their Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
(Registrants)

Date: May 1, 2015	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

MidAmerican Energy

15.1	Awareness Letter of Deloitte & Touche LLP

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
MidAmerican Funding

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
MidAmerican Energy and MidAmerican Funding

101
The following financial information from MidAmerican Energy's and MidAmerican Funding's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.